Form 10-Q
period 2021-06-30
Gores Guggenheim, Inc.
filed 2021-08-17
CIK 1847127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

As of August 16, 2021, there were 80,000,000 shares of the Company’s Class A Common Stock, par value $0.0001 per share, and 20,000,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORES GUGGENHEIM, INC.

BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$1,056,834	$—
Prepaid assets	2,137,387	—
Total current assets	3,194,221	—
Investments and cash held in Trust Account	800,029,249	—
Total assets	$803,223,470	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued expenses, formation and offering costs	$591,409	$1,332
State franchise tax accrual	100,000	450
Public warrants derivative liability	21,920,000	—
Private warrants derivative liability	12,330,000	—
Notes and advances payable - related party	2,000,000	—
Total current liabilities	36,941,409	1,782
Deferred underwriting compensation	28,000,000	—
Total liabilities	$64,941,409	$1,782

Commitments and contingencies
Class A subject to possible redemption, 80,000,000 and -0- shares at June 30, 2021 and December 31, 2020, respectively (at redemption value of $10 per share)	800,000,000	—

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized	—	—
Class F Common Stock, $0.0001 par value; 40,000,000 shares authorized, 20,000,000 and -0- shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	2,000	—
Additional paid-in-capital	—	—
Accumulated deficit	(61,719,939)	(1,782)

Total stockholders’ equity (deficit)	(61,717,939)	(1,782)

Total liabilities and stockholders’ equity (deficit)	$803,223,470	$—

See accompanying notes to the unaudited, interim financial statements.

GORES GUGGENHEIM, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three	Six
	Months Ended	Months Ended
	June 30, 2021	June 30, 2021
Revenues	—	—
Professional fees and other expenses	(593,568)	(662,567)
State franchise taxes, other than income tax	(50,000)	(100,000)
Loss from change in fair value of warrant liability	(10,530,000)	(11,000,000)
Allocated expense for warrant issuance cost	(51,811)	(832,496)
Net loss from operations	(11,225,379)	(12,595,063)
Other income - interest income	27,701	29,249
Net loss before income taxes	$(11,197,678)	$(12,565,814)
Provision for income tax	—	—
Net loss attributable to common shares	$(11,197,678)	$(12,565,814)

Net loss per ordinary share:
Class A Common Stock - basic and diluted	$(0.15)	$(1.21)
Class F Common Stock - basic and diluted	$(0.15)	$(1.21)

See accompanying notes to the unaudited, interim financial statements.

GORES GUGGENHEIM, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Three Months Ended June 30, 2021
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance at April 1, 2021	-	$-	21,562,500	$2,156	$-	$(47,393,688)	$(47,391,532)
Forfeited Class F Common Stock by Sponsor	-	-	(1,562,500)	(156)	156	-	-
Excess of fair value paid by founders for warrants	-	-	-	-	535,000	-	535,000
Subsequent measurement of Class A Common Stock subject to redemption against additional paid-in capital	-	-	-	-	(535,156)	-	(535,156)
Subsequent measurement of Class A Common Stock subject to redemption against accumulated deficit	-	-	-	-	-	(3,128,573)	(3,128,573)
Net loss	-	-	-	-	-	(11,197,678)	(11,197,678)
Balance at June 30, 2021	-	$-	20,000,000	$2,000	$-	$(61,719,939)	$(61,717,939)

	Six Months Ended June 30, 2021
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance at January 1, 2021	-	$-	-	$-	$-	$(1,782)	$(1,782)
Sale of Class F Common Stock to Sponsor on February 10, 2021 at $0.0001 par value	-	-	21,562,500	2,156	22,844	-	25,000
Forfeited Class F Common Stock by Sponsor	-	-	(1,562,500)	(156)	156		-
Excess of fair value paid by founders for warrants	-	-	-	-	9,630,000	-	9,630,000
Subsequent measurement of Class A Common Stock subject to redemption against additional paid-in capital	-	-	-	-	(9,653,000)	-	(9,653,000)
Subsequent measurement of Class A Common Stock subject to redemption against accumulated deficit	-	-	-	-	-	(49,152,343)	(49,152,343)
Net loss	-	-	-	-	-	(12,565,814)	(12,565,814)
Balance at June 30, 2021	-	$-	20,000,000	$2,000	$-	$(61,719,939)	$(61,717,939)

See accompanying notes to the unaudited, interim financial statements.

GORES GUGGENHEIM, INC.

STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2021

(Unaudited)

Cash flows from operating activities:
Net loss	$(12,565,814)
Changes in state franchise tax accrual	99,550
Changes in prepaid assets	(2,137,387)
Changes in accrued expenses, formation and offering costs	590,077
Issuance costs related to warrant liability	832,496
Changes in fair value warrants derivative liability	11,000,000
Net cash used in operating activities	(2,181,078)
Cash flows from investing activities:
Cash deposited in Trust Account	(800,000,000)
Interest and dividends reinvested in the Trust Account	(29,249)
Net cash used in investing activities	(800,029,249)
Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	800,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	18,000,000
Proceeds from sale of Class F Common Stock to Sponsor	25,000
Proceeds from notes and advances payable – related party	2,300,000
Repayment of notes and advances payable – related party	(300,000)
Payment of underwriters’ discounts and commissions	(16,000,000)
Payment of accrued offering costs	(757,839)
Net cash provided by financing activities	803,267,161
Increase in cash	1,056,834
Cash at beginning of period	—
Cash at end of period	$1,056,834
Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$28,000,000
Supplemental disclosure of income and franchise taxes paid:
Cash paid for income and state franchise taxes	$450

See accompanying notes to the unaudited, interim financial statements.

GORES GUGGENHEIM, INC.

NOTES TO THE UNAUDITED, INTERIM FINANCIAL STATEMENTS

1.       Organization and Business Operations

Organization and General

Gores Guggenheim, Inc. (the “Company”) was incorporated in Delaware on December 21, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has not engaged in any operations, other than to identify and consummate a Business Combination, and has not generated any operating revenue to date. The Company’s management has broad discretion with respect to the Business Combination. The Company’s sponsor is Gores Guggenheim Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The Company has selected December 31st as its fiscal year-end.

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

Financing

Upon the closing of the Public Offering and the sale of the Private Placement Warrants, an aggregate of $750,000,000 was placed in a Trust Account with Computershare acting as trustee (the “Trust Account”). Subsequently, the underwriters partially exercised their over-allotment option to purchase 5,000,000 newly issued units, and the closing of the sale of the additional Units pursuant to such exercise (the “Over-Allotment Option Units”) occurred on April 22, 2021. The issuance by the Company of 5,000,000 Over-Allotment Option Units at a price of $10.00 per unit resulted in gross proceeds of $50,000,000. On June 30, 2021, the total amount deposited in Trust Account is $800,000,000.

The Company intends to finance a Business Combination with the net proceeds from its $800,000,000 Public Offering and its sale of $18,000,000 of Private Placement Warrants.

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government obligations. As of June 30, 2021, the Trust Account consisted of money market funds.

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

2.       Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2021 and the results of operations and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of results that may be expected for the full year or any other period. The accompanying unaudited financial statements should be read in conjunction with the Company’s (i) audited financial statements as of February 10, 2021 and December 31, 2020 and for the periods from January 1, 2021 through February 10, 2021 as well as December 21, 2020 (inception) through December 31, 2020 included in the final prospectus filed with the SEC on March 24, 2021.The Company was formed on December 21, 2020. Therefore, these financial statements do not include comparative statements to prior 2020 periods.

Net Loss Per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock and Class F common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Private and Public warrants to purchase 25,000,000 shares of Common Stock at $11.50 per share were issued on March 25, 2021. At June 30, 2021, no warrants have been exercised. The 25,000,000 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and six months ended June 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
	Class A	Class F	Class A	Class F
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(11,776,693)	$(3,084,714)	$(51,565,368)	$(19,805,789)

Denominator:
Weighted-average shares outstanding	78,846,154	20,652,473	42,541,436	16,339,779
Basic and diluted net loss per share	$(0.15)	$(0.15)	$(1.21)	$(1.21)

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

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin (SAB) Topic 5A – “Expenses of Offering”. Offering costs were $44,757,840 (including $44,000,000 in underwriters’ fees) consisting principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and are charged to stockholders’ equity upon the completion of the Public Offering. Since the Company is required to classify the warrants as derivative liabilities, offering costs totaling $832,496 are reflected as an expense in the statements of operations.

Redeemable Common Stock

As discussed in Note 3, all of the 80,000,000 shares of Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of common stock under the redemption and repurchase provisions of the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A Common Stock has been classified outside of permanent equity.

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

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2021.

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

Investments and Cash Held in Trust Account

At June 30, 2021, the Company had $800,029,249 in the Trust Account which may be utilized for Business Combinations. At June 30, 2021, the Trust Account consisted of money market funds.

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

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Company’s statements of operations. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

In addition, at June 30, 2021 and December 31, 2020, the Company had current liabilities of $36,941,409 and $1,782, respectively, and working capital of ($33,747,188) and ($1,782), respectively, the balances of which are primarily related to warrants we have recorded as liabilities as described in Notes 2 and 3. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after June 30, 2021 and amounts are continuing to accrue. Additionally, the warrant liability will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.

3.       Public Offering

Public Units

On March 25, 2021, the Company sold 75,000,000 units at a price of $10.00 per unit (the “Units), generating gross proceeds of $750,000,000. Subsequently, the underwriters partially exercised their over-allotment option to purchase 5,000,000 newly issued units, and the closing of the sale of the additional Units pursuant to such exercise occurred on April 22, 2021. The issuance by the Company of 5,000,000 Over-Allotment Option Units at a price of $10.00 per unit resulted in gross proceeds of $50,000,000. The remainder of the over-allotment option expired on May 9, 2021. Each Unit consists of one share of the Company’s Class A Common Stock (the “public shares”), and one-fifth of one redeemable common stock purchase warrant (the “Warrants”). Each whole Warrant entitles the holder to purchase one share of Class A Common Stock. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Warrants will expire at the end of such period.

Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a registration statement under the Securities Act following the completion of the Business Combination covering the shares of Class A Common Stock issuable upon exercise of the Warrants. The Company has granted the underwriters a 45-day option to purchase additional Units to cover any over-allotment, at the initial public offering price less the underwriting discounts and commissions. At the time of the IPO, the underwriters were granted an option to purchase up to an additional 11,250,000 Units to cover overallotments, if any. Subsequently, the underwriters partially exercised their over-allotment option to purchase 5,000,000 newly issued units, and the closing of the sale of the additional Units pursuant to such Over-Allotment Option Units exercise occurred on April 22, 2021. The issuance by the Company of 5,000,000 Over-Allotment Option Units at a price of $10.00 per unit resulted in gross proceeds of $50,000,000. The remainder of the over-allotment option expired on May 9, 2021.

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

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features do not qualify for equity classification in FASB ASC Topic 815-40 “Derivatives and Hedging – Contracts in Entity’s Own Equity.” The fair value of the public warrants at March 23, 2021 was a liability of $13,950,000. At June 30, 2021, the fair value has increased to $21,920,000. After consideration of the warrant value included in the Over-Allotment Option Units, the change in fair value of $7,040,000 is reflected as an expense in the statements of operations.

All of the 80,000,000 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Given that the Class A Common Stock was issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A Common Stock classified as temporary equity is the allocated proceeds based on the guidance in FASB ASC Topic 470-20, “Debt – Debt with Conversion and Other Options.”

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

As of June 30, 2021, the Class A Common Stock reflected on the balance sheet are reconciled in the following table.

The accretion of carrying value to redemption value was recognized on March 31, 2021, and there has been $3,663,729 of additional accretion for the three months ended June 30, 2021:

As of June 30, 2021
Gross proceeds	$800,000,000
Less:
Proceeds allocated to public warrants	$(14,880,000)
Class A shares issuance costs	$(43,925,343)
Plus:
Accretion of carrying value to redemption value	$(58,805,343)
Contingently redeemable Class A Common Stock	$800,000,000

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

The sale of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

On April 20, 2021, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for on-going operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) January 31, 2022 or (ii) the date on which the Company consummates the Business Combination. As of June 30, 2021, the net amount advanced by Sponsor to the Company was $2,000,000.

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

For the period commencing March 23, 2021 through June 30, 2021 the Company has paid the affiliate $65,806.

5.       Deferred Underwriting Compensation

As of the IPO Closing Date, the Company was committed to pay a deferred underwriting discount totaling $26,250,000 or 3.50% of the gross offering proceeds of the Public Offering, to the underwriters upon the Company’s consummation of a Business Combination. As a result of the underwriters purchase of the Over-Allotment Option Units on April 22, 2021, the deferred underwriting discount increased to $28,000,000. The underwriters are not entitled to any interest accrued on the Deferred Discount, and no Deferred Discount is payable to the underwriters if there is no Business Combination.

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

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the period ended June 30, 2021. As of June 30, 2021, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

7.       Investments and Cash Held in Trust

As of June 30, 2021, investment securities in the Company’s Trust Account consist of $800,029,249 in money market funds.

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

Warrants

The Company has determined that warrants issued in connection with its initial public offering in March  2021 are subject to treatment as a liability. The Company utilizes a Monte Carlo simulation methodology to value the warrants at each reporting period, with changes in fair value recognized in the statements of operations. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date and March 31, 2021 was derived from observable public warrant pricing on comparable ‘blank-check’ companies that recently went public in 2020 and 2021.  At June 30, 2021, there were observable transactions in the Company’s public warrants and correspondingly an implied volatility. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. At June 30, 2021, the Public Warrants had adequate trading volume to provide a reliable indication of value. The Public Warrants were valued at $1.37 at June 30, 2021. The fair value of the Private Placement Warrants was deemed to be equal to the fair value of the Public Warrants because the Private Placement Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants

The Warrants were classified as Level 2 at the respective measurement dates.

The key inputs into the option model for the Private Placement Warrants and Public Warrants were as follows for the relevant periods:

	As of
	March 23, 2021	June 30, 2021*
Selected Volatility	15.0%	-
Risk-free interest rate	0.94%	-
Warrant exercise price	$11.50	$11.50
Expected term	5.5	5.5

*Volatility and risk-free rate were not utilized in computation.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public and Private Warrants as of June 30, 2021, is classified as Level 2 due to the use of both observable inputs in an active market as well as quoted prices in active markets for similar assets and liabilities.

As of June 30, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $12.3 million and $21.9  million, respectively, based on the closing price of GGPIW on that date of $1.37.

As of March 23, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $7.9 million and $14.0 million, respectively, based on the closing price of GGPIU on that date of $10.00.

The following table presents the changes in the fair value of warrant liabilities:

	Private placement warrants	Public warrants	Total warrant liabilities
Fair value at March 23, 2021	7,905,000	13,950,000	21,855,000
Issuance of additional warrants	465,000	930,000	1,395,000
Change in fair value	3,960,000	7,040,000	11,000,000
Fair value at June 30, 2021	12,330,000	21,920,000	34,250,000

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	June 30,	Active Markets	Inputs	Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Investments and cash held in Trust Account	$800,029,249	$800,029,249	$—	$—
Public warrants	21,920,000	—	21,920,000	—
Private placement warrants	12,330,000	—	12,330,000	—
Total	$834,279,249	$800,029,249	$34,250,000	$—

9.       Stockholders’ Equity

Common Stock

The Company is authorized to issue 400,000,000 shares of Class A Common Stock, par value $0.0001 per share, and 40,000,000 shares of Class F Common Stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2021, there were 80,000,000 shares of Class A Common Stock and 20,000,000 shares of Class F Common Stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2021, there were no shares of preferred stock issued and outstanding.

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

11.       Subsequent Events

Management has performed an evaluation of subsequent events through August 16, 2021, noting no items which require adjustment or disclosure other than those set forth in the preceding notes to the financial statements.

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

Overview

We are a blank check company incorporated on December 21, 2020 as a Delaware corporation and formed for the purpose of effecting a Business Combination with one or more target businesses. We completed our Public Offering on March 25, 2021. As of June 30, 2021, we had not identified any Business Combination target nor initiated any substantive discussions directly or indirectly, with respect to identifying any Business Combination target.

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

Results of Operations

For the six months ended June 30, 2021, we had net loss of $12,565,814 of which $11,000,000 is a non-cash expense related to the change in fair value of the warrant liability. Our business activities during the quarter mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by March 25, 2023. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

As indicated in the accompanying unaudited financial statements, at June 30, 2021, we had $1,056,834 in cash and deferred offering costs of $28,000,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

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

On March 25, 2021, we consummated our Public Offering of 75,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $750,000,000. On the IPO Closing Date, we completed the private sale of an aggregate of 8,500,000 Private Placement Warrants, each exercisable to purchase one share of Common Stock at $11.50 per share, to our Sponsor, at a price of $2.00 per Private Placement Warrant, generating gross proceeds, before expenses, of $17,000,000. After deducting the underwriting discounts and commissions (excluding the Deferred Discount, which amount will be payable upon consummation of the Business Combination, if consummated), the total net proceeds from our Public Offering and the sale of the Private Placement Warrants were $752,000,000, of which $750,000,000 (or $10.00 per share sold in the Public Offering) was placed in the Trust Account. The amount of proceeds not deposited in the Trust Account was $2,000,000 at the closing of our Public Offering. On April 22, 2021, the underwriters partially exercised their over-allotment option to purchase 5,000,000 newly issued units, and the closing of the sale of the additional Units pursuant to such exercise occurred on April 22, 2021. The issuance by the Company of 5,000,000 Over-Allotment Option Units at a price of $10.00 per unit resulted in gross proceeds of $50,000,000 placed in the Trust Account. On April 22, 2021, substantially concurrently with the sale of the Over-allotment Option Units, the Company completed a private placement with the Sponsor for an additional 500,000 warrants at a price of $2.00 per warrant, generating gross proceeds of $1,000,000 used to pay the additional deferred underwriting discount. The remainder of the over-allotment option expired on May 9, 2021. Interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, subject to an annual limit of $900,000, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes.

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

On April 20, 2021, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for on-going operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) January 31, 2022 or (ii) the date on which the Company consummates the Business Combination. As of June 30, 2021, the net amount advanced by Sponsor to the Company was $2,000,000.

As of June 30, 2021 and December 31, 2020, we had cash held outside of the Trust Account of approximately $1,056,834 and $0, respectively, which is available to fund our working capital requirements. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, subject to an annual limit of $900,000, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes.

At June 30, 2021 and December 31, 2020, the Company had current liabilities of $36,941,409 and $1,782 and working capital of ($33,747,188) and ($1,782), respectively, the balances of which are primarily related to warrants we have recorded as liabilities as described in Notes 2 and 3. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after June 30, 2021 and amounts are continuing to accrue. Additionally, the warrant liability will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.

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

Contractual Obligations

As of June 30, 2021 and December 31, 2020, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $20,000 to an affiliate of the Sponsor for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the six months ended June 30, 2021 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of June 30, 2021, $800,029,249 (including accrued interest and dividends and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of June 30, 2021, investment securities in the Company’s Trust Account consist of $800,029,249 in money market funds. As of June 30, 2021, the effective annualized rate of return generated by our investments was approximately .0002%.

We have not engaged in any hedging activities during the six months ended June 30, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. While we have processes to identify and appropriately apply applicable accounting requirements, we have enhanced our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications.

Changes in Internal Control Over Financial Reporting

As we describe below, during the second quarter of 2021, we remediated the material weakness in internal control over financial reporting that we identified as of March 31, 2021. There were no other material changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Remediation of Material Weakness

In connection with our management’s assessment of our internal control over financial reporting as of March 31, 2021, we identified a material weakness in our internal control over financial reporting. The identified material weakness pertained to our control activities over our accounting for warrants as derivative liabilities, recognition of changes in the estimated fair value of the derivative instruments, and correct equity classification of all Class A Common Stock. Our control activities were not designed appropriately to ensure that our related accounting conclusions were sufficiently documented and reviewed for compliance with U.S. generally accepted accounting principles (“GAAP”). The material weakness resulted in a material misstatement of current liabilities and stockholders’ equity on our balance sheet as well as a material misstatement of our net income within our statement of operations. This was corrected prior to the issuance of our financial statements for the period ended March 31, 2021.

During the second quarter of 2021, our management enhanced and revised the design of our controls and procedures over our accounting for derivative liabilities and equity treatment of Class A Common Stock. These enhancements include our implementation of additional procedures related to documentation of our management’s evaluation of the facts and circumstances supporting its judgments and conclusions surrounding our accounting for derivative liabilities and equity treatment of Class A Common Stock as well as consultation with third-party accounting and valuation experts with relevant knowledge and experience to assist our management with its evaluation of our accounting for such items.

As a result of these enhancements, our management concluded that the material weakness was remediated as of June 30, 2021.

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

The Sponsor has purchased from the Company an aggregate of 8,500,000 Private Placement Warrants at a price of $2.00 per warrant for a purchase price of $17,000,000) in a private placement that occurred simultaneously with the completion of the Public Offering. On April 22, 2021, substantially concurrently with the sale of the Over-allotment Option Units, the Company completed the Additional Private Placement Warrants purchase, generating gross proceeds of $1,000,000. Each Private Placement Warrant entitles the holder to purchase one share of Class A Common Stock at $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering to be held in the Trust Account pending completion of the Business Combination. The Private Placement Warrants have terms and provisions that are identical to those of the Warrants being sold as part of the Units in the Public Offering, except the Private Placement Warrants are not redeemable that, so long as they are held by our Sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial Business Combination, (iii) they may be exercised by the holders on a cashless basis and (iv) are subject to registration rights. If the Company does not complete a Business Combination, then the Private Placement Warrants proceeds will be part of the liquidation distribution to the public stockholders and the Private Placement Warrants will expire worthless.

The sales of the above securities by the Company were exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On March 22, 2021, our registration statement on Form S‑1 (File No. 333-253338) was declared effective by the SEC for the Public Offering pursuant to which we sold an aggregate of 80,000,000 Units at an offering price to the public of $10.00 per Unit, generating gross proceeds of $800,000,000.

After deducting the underwriting discounts and commissions (excluding the Deferred Discount, which amount will be payable upon the consummation of our Business Combination, if consummated), the total net proceeds from our Public Offering and the sale of the Private Placement Warrants were $802,000,000, of which $800,000,000 (or $10.00 per share sold in the Public Offering) was placed in the Trust Account in the United States maintained by the trustee.

Through June 30, 2021, we incurred approximately $44,757,840 for costs and expenses related to the Public Offering. At the closing of the Public Offering, we paid a total of $15,000,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $26,250,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. As a result of the purchase of the Over-Allotment Option Units by the underwriters on April 22, 2021, the upfront and Deferred Discount increased to $16,000,000 and $28,000,000, respectively. We paid the additional $1,000,000 of upfront underwriting discounts upon the purchase of the Additional Private Placement Warrants. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus filed with the SEC on March 24, 2021.

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

As of June 30, 2021, after giving effect to our Public Offering and our operations subsequent thereto, approximately $800,029,249 was held in the Trust Account, and we had approximately $1,056,834 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

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

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GORES GUGGENHEIM, INC.

Date: August 16, 2021	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)