Form 10-Q
period 2021-09-30
Gores Guggenheim, Inc.
filed 2021-11-12
CIK 1847127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, there were 80,000,000 shares of the Company’s Class A Common Stock, par value $0.0001 per share, and 20,000,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORES GUGGENHEIM, INC.

BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$488,171	$—
Prepaid assets	1,812,819	—
Total current assets	2,300,990	—
Investments and cash held in Trust Account	800,039,544	—
Total assets	$802,340,534	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued expenses, formation and offering costs	$4,687,724	$1,332
State franchise tax accrual	150,000	450
Public warrants derivative liability	33,280,000	—
Private warrants derivative liability	18,720,000	—
Notes and advances payable - related party	2,000,000	—
Total current liabilities	58,837,724	1,782
Deferred underwriting compensation	28,000,000	—
Total liabilities	$86,837,724	$1,782

Commitments and contingencies
Class A subject to possible redemption, 80,000,000 and -0- shares at September 30, 2021 and December 31, 2020, respectively (at redemption value of $10 per share)	800,000,000	—

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized	—	—
Class F Common Stock, $0.0001 par value; 40,000,000 shares authorized, 20,000,000 and -0- shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	2,000	—
Additional paid-in-capital	—	—
Accumulated deficit	(84,499,190)	(1,782)

Total stockholders’ equity (deficit)	(84,497,190)	(1,782)

Total liabilities and stockholders’ equity (deficit)	$802,340,534	$—

See accompanying notes to the unaudited, interim financial statements.

GORES GUGGENHEIM, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three	Nine
	Months Ended	Months Ended
	September 30, 2021	September 30, 2021
Revenues	—	—
Professional fees and other expenses	(4,989,546)	(5,652,113)
State franchise taxes, other than income tax	(50,000)	(150,000)
Loss from change in fair value of warrant liability	(17,750,000)	(28,750,000)
Allocated expense for warrant issuance cost	—	(832,496)
Net loss from operations	(22,789,546)	(35,384,609)
Other income - interest income	10,295	39,544
Net loss before income taxes	$(22,779,251)	$(35,345,065)
Provision for income tax	—	—
Net loss attributable to common shares	$(22,779,251)	$(35,345,065)

Net loss per ordinary share:
Class A Common Stock - basic and diluted	$(0.23)	$(1.29)
Class F Common Stock - basic and diluted	$(0.23)	$(1.29)

See accompanying notes to the unaudited, interim financial statements.

GORES GUGGENHEIM, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Three Months Ended September 30, 2021
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance at July 1, 2021	-	$-	20,000,000	$2,000	$-	$(61,719,939)	$(61,717,939)
Net loss	-	-	-	-	-	(22,779,251)	(22,779,251)
Balance at September 30, 2021	-	$-	20,000,000	$2,000	$-	$(84,499,190)	$(84,497,190)

	Nine Months Ended September 30, 2021
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance at January 1, 2021	-	$-	-	$-	$-	$(1,782)	$(1,782)
Sale of Class F Common Stock to Sponsor on February 10, 2021 at $0.0001 par value	-	-	21,562,500	2,156	22,844	-	25,000
Forfeited Class F Common Stock by Sponsor	-	-	(1,562,500)	(156)	156		-
Excess of fair value paid by founders for warrants	-	-	-	-	9,630,000	-	9,630,000
Subsequent measurement of Class A Common Stock subject to redemption against additional paid-in capital	-	-	-	-	(9,653,000)	-	(9,653,000)
Subsequent measurement of Class A Common Stock subject to redemption against accumulated deficit	-	-	-	-	-	(49,152,343)	(49,152,343)
Net loss	-	-	-	-	-	(35,345,065)	(35,345,065)
Balance at September 30, 2021	-	$-	20,000,000	$2,000	$-	$(84,499,190)	$(84,497,190)

See accompanying notes to the unaudited, interim financial statements.

GORES GUGGENHEIM, INC.

STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2021

(Unaudited)

Cash flows from operating activities:
Net loss	$(35,345,065)
Issuance costs related to warrant liability	832,496
Changes in fair value warrants derivative liability	28,750,000
Changes in state franchise tax accrual	149,550
Changes in prepaid assets	(1,812,819)
Changes in accrued expenses, formation and offering costs	4,686,392
Net cash used in operating activities	(2,739,446)
Cash flows from investing activities:
Cash deposited in Trust Account	(800,000,000)
Interest reinvested in the Trust Account	(39,544)
Net cash used in investing activities	(800,039,544)
Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	800,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	18,000,000
Proceeds from sale of Class F Common Stock to Sponsor	25,000
Proceeds from notes and advances payable – related party	2,300,000
Repayment of notes and advances payable – related party	(300,000)
Payment of underwriters’ discounts and commissions	(16,000,000)
Payment of accrued offering costs	(757,839)
Net cash provided by financing activities	803,267,161
Increase in cash	488,171
Cash at beginning of period	—
Cash at end of period	$488,171
Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$28,000,000
Supplemental disclosure of income and franchise taxes paid:
Cash paid for income and state franchise taxes	$450

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

Proposed Business Combination

On September 27, 2021, Gores Guggenheim, Inc. (the “Company”) entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among the Company, Polestar Automotive Holding Limited, a Hong Kong incorporated company (“Parent”), Polestar Automotive (Singapore) Pte. Ltd., a private company limited by shares in Singapore (“Polestar Singapore”), Polestar Holding AB, a private limited liability company incorporated under the laws of Sweden (“Polestar Sweden”), Polestar Automotive Holding UK Limited, a limited company incorporated under the laws of England and Wales and a direct wholly owned subsidiary of Parent (“ListCo”), and PAH UK Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of ListCo (“Merger Sub”).

The transactions contemplated by the Business Combination Agreement, including the Merger (as defined below), and the other transactions contemplated by the other transaction documents contemplated by the Business Combination Agreement (collectively, the “Transactions”) will constitute a “Business Combination” as contemplated by the Company’s Amended and Restated Certificate of Incorporation. The Business Combination and the transactions contemplated thereby were unanimously approved by the board of directors of the Company on September 25, 2021.

The Business Combination Agreement

Pre-Closing Reorganization

In connection with the Merger, prior to the closing of the Transactions (the “Closing”), Parent will, and will cause ListCo, Polestar Singapore, Polestar Sweden and their respective subsidiaries to, complete a reorganization, pursuant to which, among other things, Polestar Singapore, Polestar Sweden and their respective subsidiaries will become, directly or indirectly, wholly owned subsidiaries of

ListCo (the “Pre-Closing Reorganization”). As consideration for the Pre-Closing Reorganization, ListCo will issue to Parent a number of class A ordinary shares in the share capital of ListCo which class A ordinary shares shall entitle the holder to one vote per share (“ListCo Class A Shares”) and class B ordinary shares in the share capital of ListCo, which class B ordinary shares shall entitle the holder to ten votes per share (“ListCo Class B Shares,” and, together with the ListCo Class A Shares, the “ListCo Shares”), such that, following the Pre-Closing Reorganization, Parent will hold an aggregate number of ListCo Shares equal to approximately (a) $20,003,000,000 divided by $10.00, less (b) (i) the aggregate principal amount due in respect of certain convertible notes of Parent outstanding as of immediately prior to the Closing, divided by (ii) the applicable conversion price of such notes, less (c) 49,803,900, which represents the aggregate number of ListCo Preference Shares (as defined below) issued pursuant to the Volvo Cars Preference Subscription Agreement (as defined below).

As additional consideration for Parent’s contribution to ListCo of all the issued and outstanding equity securities of Polestar Sweden, Parent will be entitled to receive, subject to the terms provided in the Business Combination Agreement, earn out shares from ListCo, issuable in ListCo Class A Shares and ListCo Class B Shares up to an aggregate number equal to approximately (a) 0.075 multiplied by (b) the number of issued and outstanding ListCo Shares as of immediately after the Closing (including ListCo Shares issued pursuant to the Subscription Agreements (as defined below)).

The Merger

Following the Pre-Closing Reorganization and pursuant to the Business Combination Agreement, at the Closing, Merger Sub will merge with and into the Company (the “Merger”), pursuant to which the separate corporate existence of Merger Sub will cease, with the Company being the surviving corporation and becoming a wholly owned subsidiary of ListCo.

Each share of Class A common stock of the Company, par value $0.0001 per share (“GG Class A Shares”) issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”), other than those held in treasury, will be exchanged for one newly issued American depository share of ListCo (“ListCo Class A ADS”) duly and validly issued against the deposit of an underlying ListCo Class A Share deposited with a bank

(“Depositary Bank”) in which ListCo has established and sponsored American depository receipt facilities (each, an “ADR Facility”). Each share of Class F common stock of the Company, par value $0.0001 per share (“GG Class F Shares,” and together with the GG Class A Shares, the “GG Shares”) issued and outstanding immediately prior to the effective time of the Merger, other than those held in treasury, will be exchanged for one newly issued ListCo Class A ADS. All GG Shares held in treasury will be canceled and extinguished without consideration.

Any units of the Company that are outstanding immediately prior to the Effective Time held by Company stockholders will be automatically separated and the holder thereof will be deemed to hold one GG Class A Share and one-fifth (1/5) of a public warrant of the Company (“Public Warrant”), which underlying securities will be converted as described below.

In the event the Requisite GG Warrantholder Approval (as defined below) is obtained prior to the Effective Time, each Public Warrant shall be automatically cancelled and extinguished and converted into the right to receive one American depository share of ListCo (“ListCo Class C-1 ADS”) duly and validly issued against the deposit of an underlying class C-1 preferred share in the share capital of ListCo (“ListCo Class C-1 Share”) deposited with the Depositary Bank. Each ListCo Class C-1 Share will be exercisable to acquire a ListCo Class A Share at an exercise price of $11.50 per share. In addition, each private placement warrant of the Company (“Private Placement Warrant”) will be automatically cancelled and extinguished and converted into the right to receive one American depository share of ListCo (“ListCo Class C-2 ADS”) duly and validly issued against the deposit of an underlying class C-2 preferred share in the share capital of ListCo (“ListCo Class C-2 Share”) deposited with the Depositary Bank. Each ListCo Class C-2 Share will be exercisable to acquire a ListCo Class A Share at an exercise price of $11.50 per share.

In the event that the Requisite GG Warrantholder Approval is not obtained prior to the Effective Time, each Public Warrant shall be automatically cancelled and extinguished and converted into the right to receive one American depository warrant of ListCo (“ListCo AD Warrant”) duly and validly issued against the deposit of an underlying warrant of ListCo representing the right to acquire one ListCo Class A Share deposited with the Depositary Bank and representing the right to acquire one ListCo Class A ADS (or one ListCo Class A Share if at the time of exercise ListCo no longer uses the ADR Facility) at an exercise price of $11.50 per ListCo Class A ADS. In addition, each Private Placement Warrant will be automatically cancelled and extinguished and converted into the right to receive one ListCo AD Warrant.

Registration Statement/Proxy Statement; Warrantholder Solicitation

In connection with the Transactions, the Company, ListCo, Polestar Singapore, Polestar Sweden and Parent will prepare, and ListCo will file with the SEC, a registration statement on Form F-4 (the “Registration Statement/Proxy Statement”), which will include a prospectus of ListCo and a proxy statement for the Company’s stockholder meeting to solicit the vote of the Company stockholders to, among other things, adopt the Business Combination Agreement and approve the Transactions.

In addition, as promptly as reasonably practicable following the date of the Business Combination Agreement, the Company, ListCo, Polestar Singapore, Polestar Sweden and Parent will solicit the vote or consent of registered holders of at least 50% of the outstanding Public Warrants to amend the Warrant Agreement to permit the conversion or exchange of Public Warrants for ListCo Class C-1 ADSs and the Private Placement Warrants for ListCo Class C-2 ADSs (the “Requisite GG Warantholder Approval”).

Representations, Warranties and Covenants

The parties to the Business Combination Agreement have made representations, warranties and covenants that are customary for transactions of this nature. The representations and warranties of the respective parties to the Business Combination Agreement will not survive the Closing. The covenants of the respective parties to the Business Combination Agreement will also not survive the Closing, except for those covenants that by their terms expressly apply in whole or in part after the Closing.

Conditions to Closing

The obligations of the parties to the Business Combination Agreement to consummate the Transactions is conditioned upon (a) the expiration or termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (b) the absence of any law or other legal restraint or prohibition issued by any court of competent jurisdiction or other governmental authority preventing the consummation of the Transactions, (c) the effectiveness under the Securities Act of 1933, as amended (the “Securities Act”), of the Registration Statement/Proxy Statement and that no stop order will have been issued by the SEC and remain in effect with respect to the Registration Statement/Proxy Statement, (d) obtaining, at the meeting of Company stockholders where a quorum is present, the vote of the holders of a majority of the outstanding GG Shares entitled to vote thereon to adopt and approve the Business Combination Agreement, other Transaction Documents (as defined in the Business Combination Agreement) to which the Company will be a party and the Transactions, (e) obtaining the requisite vote of the shareholders of Parent to approve the Business Combination Agreement and the other transaction documents to which Parent is party and the Transactions, (f) the Company having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) following the completion of the redemptions in respect of GG Shares in connection with the Transactions (the “Stockholder Redemptions”), (g) the approval of ListCo Class A ADSs for listing on the Nasdaq Stock Market, (h) the approval of the ListCo AD Warrants or the ListCo Class C-1 ADSs, as applicable, for listing on the Nasdaq Stock Market and (i) the board of directors of ListCo shall have a number and composition of directors determined in accordance with the Business Combination Agreement (and shall include one director reasonably determined by Sponsor (as defined below) and consented to by Parent (such consent not to be unreasonably withheld, conditioned or delayed), with the remaining initial directors being reasonably determined by Parent) as of the Closing.

In addition, the obligations of Parent, Polestar Singapore, Polestar Sweden, ListCo and Merger Sub to consummate the Transactions is subject to, among other things, the aggregate amount of cash held in the Company’s trust account (after giving effect to the Stockholder Redemptions, the Sponsor Investment Amount, the PIPE Investment Amount and the Volvo Cars PIPE Investment Amount (as defined below)) being no less than $950,000,000, prior to the payment of any unpaid or contingent liabilities and fees and expenses of the Company (including, as applicable, any Company Transaction Expenses (as defined in the Business Combination Agreement)) as of the Closing.

The obligation of the Company to consummate the Transactions is also subject to the fulfillment of additional closing conditions, including, among other things, the completion of the Pre-Closing Reorganization.

Termination

The Business Combination Agreement may be terminated at any time prior to the Closing by mutual written consent of the Company and Parent and in certain other circumstances, including if the Closing has not occurred on or prior to May 27, 2022 and the primary cause of the failure for the Closing to have occurred on or prior to such date is not due to a breach of the Business Combination Agreement by the party seeking to terminate.

The foregoing description of the Business Combination Agreement and the Transactions does not purport to be complete and is qualified in its entirety by the terms and conditions of the Business Combination Agreement, a copy of which is attached hereto as Exhibit 2.1 and is incorporated herein by reference. The Business Combination Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of such agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties to the Business Combination Agreement and are subject to important qualifications and limitations agreed to by the contracting parties in connection with negotiating the Business Combination Agreement. The Business Combination Agreement has been attached to provide investors with information regarding its terms. It is not intended to provide any other factual information about the Company or any other party to the Business Combination Agreement. In particular, the representations, warranties, covenants and agreements contained in the Business Combination Agreement, which were made only for purposes of the Business Combination Agreement and as of specific dates, were solely for the benefit of the respective parties to the Business Combination Agreement, may be subject to limitations agreed upon by the parties thereto (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the respective parties to the Business Combination Agreement instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to the Company’s investors and security holders. Company investors and security holders are not third-party beneficiaries under the Business Combination Agreement and should not rely on the representations, warranties or covenants of any party to the Business Combination Agreement. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Business Combination Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

Subscription Agreements

PIPE Subscription Agreements

Concurrently with the execution and delivery of the Business Combination Agreement, the Company and ListCo entered into subscription agreements (the “PIPE Subscription Agreements”) with certain investors (the “PIPE Investors”), pursuant to which the PIPE Investors have agreed to purchase, substantially concurrently with the Closing, an aggregate of 7.43 million ListCo Class A ADSs (the “PIPE Shares”) for a purchase price of $9.09 per share in a private placement, for an aggregate amount of $67,500,000 (the “PIPE Investment Amount”).

The issuance of the PIPE Shares pursuant to the PIPE Subscription Agreements is contingent upon, among other customary closing conditions, the substantially concurrent consummation of the Business Combination. Pursuant to the PIPE Subscription Agreements, ListCo agreed to file with the U.S. Securities and Exchange Commission (the “SEC”) (at ListCo’s sole cost and expense), within 30 calendar days after the date of Closing, a registration statement registering the resale of the PIPE Shares, and to use its commercially reasonable efforts to have the registration statement declared effective as soon as practicable after the filing thereof.

Sponsor Subscription Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, the Company and ListCo entered into a subscription agreement (the “Sponsor Subscription Agreement”) with Gores Guggenheim Sponsor LLC (the “Sponsor”). Pursuant to the Sponsor Subscription Agreement, the Sponsor agreed to subscribe for an additional 9.08 million ListCo Class A ADSs for a purchase price of $9.09 per share on the date of Closing, for an aggregate investment of $82,500,000 (the “Sponsor Investment Amount”). The Sponsor Subscription Agreement is substantially similar to the PIPE Subscription Agreement, except that the Sponsor has the right to syndicate its commitment to acquire the ListCo Class A ADSs to be purchased under the Sponsor Subscription Agreement in advance of the closing of the Business Combination.

Volvo Cars Subscription Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, the Company and ListCo entered into a subscription agreement (the “Volvo Cars Subscription Agreement,” and, together with the PIPE Subscription Agreements and the Sponsor Subscription Agreement, the “Subscription Agreements”) with Snita Holding B.V., a corporation organized under the laws of Netherlands (“Snita”) and a wholly owned indirect subsidiary of Volvo Car AB (publ) (“Volvo Cars”). Pursuant to the Volvo Cars Subscription Agreement, Snita agreed to subscribe for an additional 10 million ListCo Class A ADSs for a purchase price of $10.00 per share on the date of Closing. The Volvo Cars Subscription Agreement is substantially similar to the PIPE Subscription Agreements, except with regards to purchase price. Snita may, in accordance with the terms of the Volvo Cars Subscription Agreement, syndicate its commitment to acquire the ListCo Class A ADSs to be purchased under the Volvo Cars Subscription Agreement in advance of the closing of the Business Combination.

The foregoing descriptions of the Subscription Agreements do not purport to be complete and are qualified in their entirety by the terms and conditions of the PIPE Subscription Agreements, a form of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Volvo Cars Preference Subscription Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, ListCo entered into a subscription agreement (the “Volvo Cars Preference Subscription Agreement”) with Snita (the “Volvo Cars Preference Subscriber”). Pursuant to the Volvo Cars Preference Subscription Agreement, the Volvo Cars Preference Subscriber agreed to subscribe for mandatory convertible preference shares of ListCo (the “ListCo Preference Shares”) for an aggregate subscription price of $10.00 per share, for an aggregate investment amount equal to approximately $500,000,000 (the “Volvo Cars PIPE Investment Amount”). The proceeds of such subscription will be used to satisfy certain accounts payable that are or will be due and payable by certain subsidiaries of Parent to Volvo Cars. As of the date hereof, it is currently anticipated that all of the ListCo Preference Shares will convert into ListCo Class A Shares at Closing, in accordance with, and subject to, the terms of the ListCo Preference Shares.

Parent Lock-Up Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, Parent, ListCo and the other Parent shareholders party thereto (the “Parent Shareholders”), have entered into that Parent Lock-Up Agreement (the “Parent Lock-Up Agreement”). Pursuant to the Parent Lock-Up Agreement, each Parent Shareholder has, subject to certain exceptions, among other things, agreed to not transfer any equity security of ListCo issued to them pursuant to the Business Combination Agreement or other transaction documents contemplated by the Business Combination Agreement during the period commencing the date of Closing and ending 180 days following the date of the Closing, in each case subject to the terms and conditions set forth therein.

The foregoing description of the Parent Lock-Up Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Parent Lock-Up Agreement, a form of which is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

Sponsor and Supporting Sponsor Stockholders Lock-Up Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, Sponsor, the Company, Parent, ListCo and certain of the Company’s directors, executive officers and affiliates (such individuals, the “Supporting Sponsor Stockholders”) have entered into a Sponsor and Supporting Sponsor Stockholders Lock-Up Agreement (the “Sponsor and Supporting Sponsor Stockholders Lock-Up Agreement”).

Pursuant to the Sponsor and Supporting Stockholders Lock-Up Agreement, the Sponsor and each Supporting Sponsor Stockholders has, among other things, agreed to (i) support and vote in favor of all proposals included in the Registration Statement/Proxy Statement; (ii) waive all adjustments to the conversion ratio set forth in the Company’s amended and restated certificate of incorporation with respect to the GG Class F Shares; (iii) be bound by certain transfer restrictions with respect to their GG Shares, Public Warrants and Private Placement Warrants; and (iv) not to transfer any ListCo Class A ADSs issued pursuant to the Business Combination Agreement during the period beginning the date of Closing and ending 180 days following the date of the Closing, in each case subject to the terms and conditions set forth therein. In addition, the Sponsor has agreed to the forfeiture of up to 1,501,651 GG Class F Shares.

The foregoing description of the Sponsor and Supporting Sponsor Stockholders Lock-Up Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Sponsor and Supporting Sponsor Stockholders Lock-Up Agreement, a copy of which is attached hereto as Exhibit 10.3 and is incorporated herein by reference.

Registration Rights Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, ListCo, Parent, the Parent Shareholders, Sponsor and the independent directors of the Company (such persons, together with Sponsor and the Parent Holders, the “Holders”), have entered into a registration rights agreement (the “Registration Rights Agreement”) which provides customary demand and piggyback registration rights. Pursuant to the Registration Rights Agreement, ListCo agreed that, as soon as practicable, and in any event within 30 days after the Closing, ListCo will file with the SEC a shelf registration statement. In addition, ListCo will use its reasonable best efforts to have the registration statement declared effective as soon as practicable after the filing thereof, but no later than the 60th day (or the 90th day if the registration statement is reviewed by, and received comments from, the SEC) following the filing deadline, in each case subject to the terms and conditions set forth therein.

The foregoing description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Registration Rights Agreement, a copy of which is attached hereto as Exhibit 10.4 and is incorporated herein by reference.

Warrant Assumption Agreement

In the event that the Requisite GG Warrantholder Approval is not obtained prior to the Effective Time, the Company, ListCo and Computershare Trust Company, N.A. (the “Warrant Agent”) will enter into a Warrant Assignment, Assumption and Amendment Agreement (the “Warrant Assumption Agreement”) prior to the Closing. The Warrant Assumption Agreement will amend the Warrant Agreement, dated March 22, 2021, by and among the Company and the Warrant Agent (the “Warrant Agreement”) to provide that at the Effective Time, each Public Warrant and Private Placement Warrant will be assumed by ListCo and be converted into the right to receive a ListCo AD Warrant, subject to the terms and conditions set forth therein. In addition, under the Warrant Assumption Agreement, the Company will assign to ListCo all of its rights, interests, and obligations in and under the Warrant Agreement as of the effective time of the Merger, subject to the terms and conditions set forth therein.

The foregoing description of the Warrant Assumption Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the form of Warrant Assumption Agreement, a copy of which is attached hereto as Exhibit 10.5 and is incorporated herein by reference.

Financing

Upon the closing of the Public Offering and the sale of the Private Placement Warrants, an aggregate of $750,000,000 was placed in a Trust Account with Computershare acting as trustee (the “Trust Account”). Subsequently, the underwriters partially exercised their over-allotment option to purchase 5,000,000 newly issued units, and the closing of the sale of the additional Units pursuant to such exercise (the “Over-Allotment Option Units”) occurred on April 22, 2021. The issuance by the Company of 5,000,000 Over-Allotment Option Units at a price of $10.00 per unit resulted in gross proceeds of $50,000,000. On September 30, 2021, the total amount deposited in Trust Account is $800,000,000.

The Company intends to finance a Business Combination with the net proceeds from its $800,000,000 Public Offering and its sale of $18,000,000 of Private Placement Warrants.

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government obligations. As of September 30, 2021, the Trust Account consisted of money market funds.

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

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable and any Regulatory Withdrawals, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to consummation of the Business Combination, including interest but less taxes payable and any Regulatory Withdrawals. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under Nasdaq rules. Currently, the Company will not redeem its public shares of Class A Common Stock in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares of Class A Common Stock and the related Business Combination, and instead may search for an alternate Business Combination. For business and other reasons, the Company has elected to provide its stockholders with the opportunity to have their public shares redeemed in connection with a stockholder vote to approve the Proposed Business Combination rather than a tender offer.

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

2.       Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2021 and the results of operations and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of results that may be expected for the full year or any other period. The accompanying unaudited financial statements should be read in conjunction with the Company’s (i) audited financial statements as of February 10, 2021 and December 31, 2020 and for the periods from January 1, 2021 through February 10, 2021 as well as December 21, 2020 (inception) through December 31, 2020 included in the final prospectus filed with the SEC on March 24, 2021. The Company was formed on December 21, 2020. Therefore, these financial statements do not include comparative statements to prior 2020 periods.

Net Loss Per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock and Class F common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Private and Public warrants to purchase 25,000,000 shares of Common Stock at $11.50 per share were issued on March 25, 2021. At September 30, 2021, no warrants have been exercised. The 25,000,000 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class F	Class A	Class F
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(18,223,401)	$(4,555,850)	$(71,404,011)	$(22,746,397)

Denominator:
Weighted-average shares outstanding	80,000,000	20,000,000	55,164,835	17,573,260
Basic and diluted net loss per share	$(0.23)	$(0.23)	$(1.29)	$(1.29)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution as well as the Trust Account, which at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. The Company has not experienced losses on these accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) approximates the carrying amounts represented in the balance sheet.

Fair Value Measurement

ASC 820 establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment, characteristics specific to the investment, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements).

Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will typically have a higher degree of input observability and a lesser degree of judgment applied in determining fair value.

The three levels of the fair value hierarchy under ASC 820 are as follows:

Level I—Quoted prices (unadjusted) in active markets for identical investments at the measurement date are used.

Level II—Pricing inputs are other than quoted prices included within Level I that are observable for the investment, either directly or indirectly. Level II pricing inputs include quoted prices for similar investments in active markets, quoted prices for identical or similar investments in markets that are not active, inputs other than quoted prices that are observable for the investment, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level III—Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. The inputs used in determination of fair value require significant judgment and estimation.

In some cases, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the investment is categorized in its entirety is determined based on the lowest level input that is significant to the investment. Assessing the significance of a particular input to the valuation of an investment in its entirety requires judgment and considers factors specific to the investment. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to the perceived risk of that investment.

Derivative Liabilities

The Company evaluated the Warrants (as defined below in Note 3 – Public Offering) and Private Placement Warrants (as defined below in Note 4 – Related Party Transactions) (collectively, “Warrant Securities”), and the all forward purchase agreements in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, and concluded that the Warrant Securities and forward purchase agreements could not be accounted for as components of equity. As the Warrant Securities and forward purchase agreements meet the definition of a derivative in accordance with ASC 815, the Warrant Securities and forward purchase agreements are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (the Close Date) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin (SAB) Topic 5A – “Expenses of Offering”. Offering costs were $44,757,840 (including $44,000,000 in underwriters’ fees) consisting principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and are charged to equity upon the completion of the Public Offering. Since the Company is required to classify the warrants as derivative liabilities, offering costs totaling $832,496 are reflected as an expense in the statements of operations.

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

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021.

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

Investments and Cash Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. treasury securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. treasury securities, or a combination thereof. The Company’s investments held in the Trust Account are presented on the Balance Sheet at fair value at the end of each reporting period.

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

In addition, at September 30, 2021 and December 31, 2020, the Company had current liabilities of $58,837,724 and $1,782, respectively, and working capital of ($56,536,734) and ($1,782), respectively, the balances of which are primarily related to warrants we have recorded as liabilities as described in Notes 2 and 3. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after September 30, 2021 and amounts are continuing to accrue. In order to finance ongoing costs, the Sponsor or an affiliate of the Sponsor may, but are not obligated to, provide the Company with additional working capital via a Sponsor Loan (see Note 4). Additionally, the warrant liability will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.

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

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features do not qualify for equity classification in FASB ASC Topic 815-40 “Derivatives and Hedging – Contracts in Entity’s Own Equity.” The fair value of the public warrants at March 23, 2021 was a liability of $13,950,000. At September 30, 2021, the fair value has increased to $33,280,000. After consideration of the warrant value included in the Over-Allotment Option Units, the change in fair value of $18,400,000 is reflected as an expense in the statements of operations.

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

As of September 30, 2021, the Class A Common Stock reflected on the balance sheet are reconciled in the following table. An accretion of carrying value to redemption value of $55,141,614 was recognized on March 31, 2021, and an additional $3,663,729 of accretion was recognized on June 30, 2021. There has been no additional accretion for the three months ended September 30, 2021:

As of September 30, 2021
Gross proceeds	$800,000,000
Less:
Proceeds allocated to public warrants	(14,880,000)
Class A shares issuance costs	(43,925,343)
Plus:
Accretion of carrying value to redemption value	(58,805,343)
Contingently redeemable Class A Common Stock	$800,000,000

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

The sale of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

On April 20, 2021, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for on-going operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) January 31, 2022 or (ii) the date on which the Company consummates the Business Combination. As of September 30, 2021, the net amount advanced by Sponsor to the Company was $2,000,000.

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

For the three months and for the period commencing March 23, 2021 through September 30, 2021 the Company incurred and paid the affiliate $60,000 and $125,806, respectively.

5.       Deferred Underwriting Compensation

As of the IPO Closing Date, the Company was committed to pay a Deferred Discount totaling $26,250,000 or 3.50% of the gross offering proceeds of the Public Offering, to the underwriters upon the Company’s consummation of a Business Combination. As a result of the underwriters purchase of the Over-Allotment Option Units on April 22, 2021, the Deferred Discount increased to $28,000,000. The underwriters are not entitled to any interest accrued on the Deferred Discount, and no Deferred Discount is payable to the underwriters if there is no Business Combination.

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

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the period ended September 30, 2021. As of September 30, 2021, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

7.       Investments and Cash Held in Trust

As of September 30, 2021, investment securities in the Company’s Trust Account consist of $800,039,544 in money market funds.

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

Warrants

The Company has determined that warrants issued in connection with its initial public offering in March  2021 are subject to treatment as a liability. The Company utilized a Monte Carlo simulation methodology to value the warrants for periods prior to public warrant trading and observable transactions for subsequent periods, with changes in fair value recognized in the statements of operations. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date and March 31, 2021 was derived from observable public warrant pricing on comparable ‘blank-check’ companies that recently went public in 2020 and 2021.  At September 30, 2021, there were observable transactions in the Company’s public warrants. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. At September 30, 2021, the Public Warrants had adequate trading volume to provide a reliable indication of value. The Public Warrants were valued at $2.08 at September 30, 2021. The fair value of the Private Placement Warrants was deemed to be equal to the fair value of the Public Warrants because the Private Placement Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants

The key inputs into the option model for the Private Placement Warrants and Public Warrants were as follows for the relevant periods:

	As of
	March 23, 2021	September 30, 2021*
Selected Volatility	15.0%	-
Risk-free interest rate	0.94%	-
Warrant exercise price	$11.50	$11.50
Expected term	5.5	5.5

*Volatility and risk-free rate were not utilized in computation.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public and Private Warrants as of September 30, 2021, is classified as Level 1 and Level 2, respectively, due to the use of both observable inputs in an active market as well as quoted prices in active markets for similar assets and liabilities.

As of September 30, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $18.7 million and $33.3  million, respectively, based on the closing price of GGPIW on that date of $2.08.

As of March 23, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $7.9 million and $14.0 million, respectively, based on the closing price of GGPIU on that date of $10.00.

The following table presents the changes in the fair value of warrant liabilities:

	Private placement warrants	Public warrants	Total warrant liabilities
Fair value at March 23, 2021	$7,905,000	$13,950,000	$21,855,000
Issuance of additional warrants	465,000	930,000	1,395,000
Change in fair value	10,350,000	18,400,000	28,750,000
Fair value at September 30, 2021	$18,720,000	$33,280,000	$52,000,000

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	September 30,	Active Markets	Inputs	Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Investments and cash held in Trust Account	$800,039,544	$800,039,544	$—	$—
Public warrants	33,280,000	33,280,000	—	—
Private placement warrants	18,720,000	—	18,720,000	—
Total	$852,039,544	$833,319,544	$18,720,000	$—

9.       Stockholders’ Equity

Common Stock

The Company is authorized to issue 400,000,000 shares of Class A Common Stock, par value $0.0001 per share, and 40,000,000 shares of Class F Common Stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2021, there were 80,000,000 shares of Class A Common Stock and 20,000,000 shares of Class F Common Stock issued and outstanding, respectively. The Class A Common Stock are recorded at redemption amount and classified as temporary equity, in accordance with ASC 480.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2021, there were no shares of preferred stock issued and outstanding.

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

11.       Subsequent Events

Management has performed an evaluation of subsequent events through November 12, 2021, noting no items which require adjustment or disclosure other than those set forth in the preceding notes to the financial statements.

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

Recent Developments

Proposed Business Combination

On September 27, 2021, Gores Guggenheim, Inc. (the “Company”) entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among the Company, Polestar Automotive Holding Limited, a Hong Kong incorporated company (“Parent”), Polestar Automotive (Singapore) Pte. Ltd., a private company limited by shares in Singapore (“Polestar Singapore”), Polestar Holding AB, a private limited liability company incorporated under the laws of Sweden (“Polestar Sweden”), Polestar Automotive Holding UK Limited, a limited company incorporated under the laws of England and Wales and a direct wholly owned subsidiary of Parent (“ListCo”), and PAH UK Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of ListCo (“Merger Sub”).

The transactions contemplated by the Business Combination Agreement, including the Merger (as defined below), and the other transactions contemplated by the other transaction documents contemplated by the Business Combination Agreement (collectively, the “Transactions”) will constitute a “Business Combination” as contemplated by the Company’s Amended and Restated Certificate of Incorporation. The Business Combination and the transactions contemplated thereby were unanimously approved by the board of directors of the Company on September 25, 2021.

The Business Combination Agreement

Pre-Closing Reorganization

In connection with the Merger, prior to the closing of the Transactions (the “Closing”), Parent will, and will cause ListCo, Polestar Singapore, Polestar Sweden and their respective subsidiaries to, complete a reorganization, pursuant to which, among other things, Polestar Singapore, Polestar Sweden and their respective subsidiaries will become, directly or indirectly, wholly owned subsidiaries of ListCo (the “Pre-Closing Reorganization”). As consideration for the Pre-Closing Reorganization, ListCo will issue to Parent a number of class A ordinary shares in the share capital of ListCo which class A ordinary shares shall entitle the holder to one vote per share (“ListCo Class A Shares”) and class B ordinary shares in the share capital of ListCo, which class B ordinary shares shall entitle the holder to ten votes per share (“ListCo Class B Shares,” and, together with the ListCo Class A Shares, the “ListCo Shares”), such that, following the Pre-Closing Reorganization, Parent will hold an aggregate number of ListCo Shares equal to approximately (a) $20,003,000,000 divided by $10.00, less (b) (i) the aggregate principal amount due in respect of certain convertible notes of Parent outstanding as of immediately prior to the Closing, divided by (ii) the applicable conversion price of such notes, less (c) 49,803,900, which represents the aggregate number of ListCo Preference Shares (as defined below) issued pursuant to the Volvo Cars Preference Subscription Agreement (as defined below).

As additional consideration for Parent’s contribution to ListCo of all the issued and outstanding equity securities of Polestar Sweden, Parent will be entitled to receive, subject to the terms provided in the Business Combination Agreement, earn out shares from ListCo, issuable in ListCo Class A Shares and ListCo Class B Shares up to an aggregate number equal to approximately (a) 0.075 multiplied by (b) the number of issued and outstanding ListCo Shares as of immediately after the Closing (including ListCo Shares issued pursuant to the Subscription Agreements (as defined below)).

The Merger

Following the Pre-Closing Reorganization and pursuant to the Business Combination Agreement, at the Closing, Merger Sub will merge with and into the Company (the “Merger”), pursuant to which the separate corporate existence of Merger Sub will cease, with the Company being the surviving corporation and becoming a wholly owned subsidiary of ListCo.

Each share of Class A common stock of the Company, par value $0.0001 per share (“GG Class A Shares”) issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”), other than those held in treasury, will be exchanged for one newly issued American depository share of ListCo (“ListCo Class A ADS”) duly and validly issued against the deposit of an underlying ListCo Class A Share deposited with a bank

(“Depositary Bank”) in which ListCo has established and sponsored American depository receipt facilities (each, an “ADR Facility”). Each share of Class F common stock of the Company, par value $0.0001 per share (“GG Class F Shares,” and together with the GG Class A Shares, the “GG Shares”) issued and outstanding immediately prior to the effective time of the Merger, other than those held in treasury, will be exchanged for one newly issued ListCo Class A ADS. All GG Shares held in treasury will be canceled and extinguished without consideration.

Any units of the Company that are outstanding immediately prior to the Effective Time held by Company stockholders will be automatically separated and the holder thereof will be deemed to hold one GG Class A Share and one-fifth (1/5) of a public warrant of the Company (“Public Warrant”), which underlying securities will be converted as described below.

In the event the Requisite GG Warrantholder Approval (as defined below) is obtained prior to the Effective Time, each Public Warrant shall be automatically cancelled and extinguished and converted into the right to receive one American depository share of ListCo (“ListCo Class C-1 ADS”) duly and validly issued against the deposit of an underlying class C-1 preferred share in the share capital of ListCo (“ListCo Class C-1 Share”) deposited with the Depositary Bank. Each ListCo Class C-1 Share will be exercisable to acquire a ListCo Class A Share at an exercise price of $11.50 per share. In addition, each private placement warrant of the Company (“Private Placement Warrant”) will be automatically cancelled and extinguished and converted into the right to receive one American depository share of ListCo (“ListCo Class C-2 ADS”) duly and validly issued against the deposit of an underlying class C-2 preferred share in the share capital of ListCo (“ListCo Class C-2 Share”) deposited with the Depositary Bank. Each ListCo Class C-2 Share will be exercisable to acquire a ListCo Class A Share at an exercise price of $11.50 per share.

In the event that the Requisite GG Warrantholder Approval is not obtained prior to the Effective Time, each Public Warrant shall be automatically cancelled and extinguished and converted into the right to receive one American depository warrant of ListCo (“ListCo AD Warrant”) duly and validly issued against the deposit of an underlying warrant of ListCo representing the right to acquire one ListCo Class A Share deposited with the Depositary Bank and representing the right to acquire one ListCo Class A ADS (or one ListCo Class A Share if at

the time of exercise ListCo no longer uses the ADR Facility) at an exercise price of $11.50 per ListCo Class A ADS. In addition, each Private Placement Warrant will be automatically cancelled and extinguished and converted into the right to receive one ListCo AD Warrant.

Registration Statement/Proxy Statement; Warrantholder Solicitation

In connection with the Transactions, the Company, ListCo, Polestar Singapore, Polestar Sweden and Parent will prepare, and ListCo will file with the SEC, a registration statement on Form F-4 (the “Registration Statement/Proxy Statement”), which will include a prospectus of ListCo and a proxy statement for the Company’s stockholder meeting to solicit the vote of the Company stockholders to, among other things, adopt the Business Combination Agreement and approve the Transactions.

In addition, as promptly as reasonably practicable following the date of the Business Combination Agreement, the Company, ListCo, Polestar Singapore, Polestar Sweden and Parent will solicit the vote or consent of registered holders of at least 50% of the outstanding Public Warrants to amend the Warrant Agreement to permit the conversion or exchange of Public Warrants for ListCo Class C-1 ADSs and the Private Placement Warrants for ListCo Class C-2 ADSs (the “Requisite GG Warantholder Approval”).

Representations, Warranties and Covenants

The parties to the Business Combination Agreement have made representations, warranties and covenants that are customary for transactions of this nature. The representations and warranties of the respective parties to the Business Combination Agreement will not survive the Closing. The covenants of the respective parties to the Business Combination Agreement will also not survive the Closing, except for those covenants that by their terms expressly apply in whole or in part after the Closing.

Conditions to Closing

The obligations of the parties to the Business Combination Agreement to consummate the Transactions is conditioned upon (a) the expiration or termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (b) the absence of any law or other legal restraint or prohibition issued by any court of competent jurisdiction or other governmental authority preventing the consummation of the Transactions, (c) the effectiveness under the Securities Act of 1933, as amended (the “Securities Act”), of the Registration Statement/Proxy Statement and that no stop order will have been issued by the SEC and remain in effect with respect to the Registration Statement/Proxy Statement, (d) obtaining, at the meeting of Company stockholders where a quorum is present, the vote of the holders of a majority of the outstanding GG Shares entitled to vote thereon to adopt and approve the Business Combination Agreement, other Transaction Documents (as defined in the Business Combination Agreement) to which the Company will be a party and the Transactions, (e) obtaining the requisite vote of the shareholders of Parent to approve the Business Combination Agreement and the other transaction documents to which Parent is party and the Transactions, (f) the Company having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) following the completion of the redemptions in respect of GG Shares in connection with the Transactions (the “Stockholder Redemptions”), (g) the approval of ListCo Class A ADSs for listing on the Nasdaq Stock Market, (h) the approval of the ListCo AD Warrants or the ListCo Class C-1 ADSs, as applicable, for listing on the Nasdaq Stock Market and (i) the board of directors of ListCo shall have a number and composition of directors determined in accordance with the Business Combination Agreement (and shall include one director reasonably determined by Sponsor (as defined below) and consented to by Parent (such consent not to be unreasonably withheld, conditioned or delayed), with the remaining initial directors being reasonably determined by Parent) as of the Closing.

In addition, the obligations of Parent, Polestar Singapore, Polestar Sweden, ListCo and Merger Sub to consummate the Transactions is subject to, among other things, the aggregate amount of cash held in the Company’s trust account (after giving effect to the Stockholder Redemptions, the Sponsor Investment Amount, the PIPE Investment Amount and the Volvo Cars PIPE Investment Amount (as defined below)) being no less than $950,000,000, prior to the payment of any unpaid or contingent liabilities and fees and expenses of the Company

(including, as applicable, any Company Transaction Expenses (as defined in the Business Combination Agreement)) as of the Closing.

The obligation of the Company to consummate the Transactions is also subject to the fulfillment of additional closing conditions, including, among other things, the completion of the Pre-Closing Reorganization.

Termination

The Business Combination Agreement may be terminated at any time prior to the Closing by mutual written consent of the Company and Parent and in certain other circumstances, including if the Closing has not occurred on or prior to May 27, 2022 and the primary cause of the failure for the Closing to have occurred on or prior to such date is not due to a breach of the Business Combination Agreement by the party seeking to terminate.

The foregoing description of the Business Combination Agreement and the Transactions does not purport to be complete and is qualified in its entirety by the terms and conditions of the Business Combination Agreement, a copy of which is attached hereto as Exhibit 2.1 and is incorporated herein by reference. The Business Combination Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of such agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties to the Business Combination Agreement and are subject to important qualifications and limitations agreed to by the contracting parties in connection with negotiating the Business Combination Agreement. The Business Combination Agreement has been attached to provide investors with information regarding its terms. It is not intended to provide any other factual information about the Company or any other party to the Business Combination Agreement. In particular, the representations, warranties, covenants and agreements contained in the Business Combination Agreement, which were made only for purposes of the Business Combination Agreement and as of specific dates, were solely for the benefit of the respective parties to the Business Combination Agreement, may be subject to limitations agreed upon by the parties thereto (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the respective parties to the Business Combination Agreement instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to the Company’s investors and security holders. Company investors and security holders are not third-party beneficiaries under the Business Combination Agreement and should not rely on the representations, warranties or covenants of any party to the Business Combination Agreement. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Business Combination Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

Subscription Agreements

PIPE Subscription Agreements

Concurrently with the execution and delivery of the Business Combination Agreement, the Company and ListCo entered into subscription agreements (the “PIPE Subscription Agreements”) with certain investors (the “PIPE Investors”), pursuant to which the PIPE Investors have agreed to purchase, substantially concurrently with the Closing, an aggregate of 7.43 million ListCo Class A ADSs (the “PIPE Shares”) for a purchase price of $9.09 per share in a private placement, for an aggregate amount of $67,500,000 (the “PIPE Investment Amount”).

The issuance of the PIPE Shares pursuant to the PIPE Subscription Agreements is contingent upon, among other customary closing conditions, the substantially concurrent consummation of the Business Combination. Pursuant to the PIPE Subscription Agreements, ListCo agreed to file with the U.S. Securities and Exchange Commission (the “SEC”) (at ListCo’s sole cost and expense), within 30 calendar days after the date of Closing, a registration statement registering the resale of the PIPE Shares, and to use its commercially reasonable efforts to have the registration statement declared effective as soon as practicable after the filing thereof.

Sponsor Subscription Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, the Company and ListCo entered into a subscription agreement (the “Sponsor Subscription Agreement”) with Gores Guggenheim Sponsor LLC (the “Sponsor”). Pursuant to the Sponsor Subscription Agreement, the Sponsor agreed to subscribe for an additional 9.08 million ListCo Class A ADSs for a purchase price of $9.09 per share on the date of Closing, for an aggregate investment of $82,500,000 (the “Sponsor Investment Amount”). The Sponsor Subscription Agreement is substantially similar to the PIPE Subscription Agreement, except that the Sponsor has the right to syndicate its commitment to acquire the ListCo Class A ADSs to be purchased under the Sponsor Subscription Agreement in advance of the closing of the Business Combination.

Volvo Cars Subscription Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, the Company and ListCo entered into a subscription agreement (the “Volvo Cars Subscription Agreement,” and, together with the PIPE Subscription Agreements and the Sponsor Subscription Agreement, the “Subscription Agreements”) with Snita Holding B.V., a corporation organized under the laws of Netherlands (“Snita”) and a wholly owned indirect subsidiary of Volvo Car AB (publ) (“Volvo Cars”). Pursuant to the Volvo Cars Subscription Agreement, Snita agreed to subscribe for an additional 10 million ListCo Class A ADSs for a purchase price of $10.00 per share on the date of Closing. The Volvo Cars Subscription Agreement is substantially similar to the PIPE Subscription Agreements, except with regards to purchase price. Snita may, in accordance with the terms of the Volvo Cars Subscription Agreement, syndicate its commitment to acquire the ListCo Class A ADSs to be purchased under the Volvo Cars Subscription Agreement in advance of the closing of the Business Combination.

The foregoing descriptions of the Subscription Agreements do not purport to be complete and are qualified in their entirety by the terms and conditions of the PIPE Subscription Agreements, a form of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Volvo Cars Preference Subscription Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, ListCo entered into a subscription agreement (the “Volvo Cars Preference Subscription Agreement”) with Snita (the “Volvo Cars Preference Subscriber”). Pursuant to the Volvo Cars Preference Subscription Agreement, the Volvo Cars Preference Subscriber agreed to subscribe for mandatory convertible preference shares of ListCo (the “ListCo Preference Shares”) for an aggregate subscription price of $10.00 per share, for an aggregate investment amount equal to approximately $500,000,000 (the “Volvo Cars PIPE Investment Amount”). The proceeds of such subscription will be used to satisfy certain accounts payable that are or will be due and payable by certain subsidiaries of Parent to Volvo Cars. As of the date hereof, it is currently anticipated that all of the ListCo Preference Shares will convert into ListCo Class A Shares at Closing, in accordance with, and subject to, the terms of the ListCo Preference Shares.

Parent Lock-Up Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, Parent, ListCo and the other Parent shareholders party thereto (the “Parent Shareholders”), have entered into that Parent Lock-Up Agreement (the “Parent Lock-Up Agreement”). Pursuant to the Parent Lock-Up Agreement, each Parent Shareholder has, subject to certain exceptions, among other things, agreed to not transfer any equity security of ListCo issued to them pursuant to the Business Combination Agreement or other transaction documents contemplated by the Business Combination Agreement during the period commencing the date of Closing and ending 180 days following the date of the Closing, in each case subject to the terms and conditions set forth therein.

The foregoing description of the Parent Lock-Up Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Parent Lock-Up Agreement, a form of which is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

Sponsor and Supporting Sponsor Stockholders Lock-Up Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, Sponsor, the Company, Parent, ListCo and certain of the Company’s directors, executive officers and affiliates (such individuals, the “Supporting Sponsor Stockholders”) have entered into a Sponsor and Supporting Sponsor Stockholders Lock-Up Agreement (the “Sponsor and Supporting Sponsor Stockholders Lock-Up Agreement”).

Pursuant to the Sponsor and Supporting Stockholders Lock-Up Agreement, the Sponsor and each Supporting Sponsor Stockholders has, among other things, agreed to (i) support and vote in favor of all proposals included in the Registration Statement/Proxy Statement; (ii) waive all adjustments to the conversion ratio set forth in the Company’s amended and restated certificate of incorporation with respect to the GG Class F Shares; (iii) be bound by certain transfer restrictions with respect to their GG Shares, Public Warrants and Private Placement Warrants; and (iv) not to transfer any ListCo Class A ADSs issued pursuant to the Business Combination Agreement during the period beginning the date of Closing and ending 180 days following the date of the Closing, in each case subject to the terms and conditions set forth therein. In addition, the Sponsor has agreed to the forfeiture of up to 1,501,651 GG Class F Shares.

The foregoing description of the Sponsor and Supporting Sponsor Stockholders Lock-Up Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Sponsor and Supporting Sponsor Stockholders Lock-Up Agreement, a copy of which is attached hereto as Exhibit 10.3 and is incorporated herein by reference.

Registration Rights Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, ListCo, Parent, the Parent Shareholders, Sponsor and the independent directors of the Company (such persons, together with Sponsor and the Parent Holders, the “Holders”), have entered into a registration rights agreement (the “Registration Rights Agreement”) which provides customary demand and piggyback registration rights. Pursuant to the Registration Rights Agreement, ListCo agreed that, as soon as practicable, and in any event within 30 days after the Closing, ListCo will file with the SEC a shelf registration statement. In addition, ListCo will use its reasonable best efforts to have the registration statement declared effective as soon as practicable after the filing thereof, but no later than the 60th day (or the 90th day if the registration statement is reviewed by, and received comments from, the SEC) following the filing deadline, in each case subject to the terms and conditions set forth therein.

The foregoing description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Registration Rights Agreement, a copy of which is attached hereto as Exhibit 10.4 and is incorporated herein by reference.

Warrant Assumption Agreement

In the event that the Requisite GG Warrantholder Approval is not obtained prior to the Effective Time, the Company, ListCo and Computershare Trust Company, N.A. (the “Warrant Agent”) will enter into a Warrant Assignment, Assumption and Amendment Agreement (the “Warrant Assumption Agreement”) prior to the Closing. The Warrant Assumption Agreement will amend the Warrant Agreement, dated March 22, 2021, by and among the Company and the Warrant Agent (the “Warrant Agreement”) to provide that at the Effective Time, each Public Warrant and Private Placement Warrant will be assumed by ListCo and be converted into the right to receive a ListCo AD Warrant, subject to the terms and conditions set forth therein. In addition, under the Warrant Assumption Agreement, the Company will assign to ListCo all of its rights, interests, and obligations in and under the Warrant Agreement as of the effective time of the Merger, subject to the terms and conditions set forth therein.

The foregoing description of the Warrant Assumption Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the form of Warrant Assumption Agreement, a copy of which is attached hereto as Exhibit 10.5 and is incorporated herein by reference.

Results of Operations

For the nine months ended September 30, 2021, we had a net loss of ($35,345,065) of which $28,750,000 is a non-cash expense related to the change in fair value of the warrant liability. Our business activities during the quarter mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by March 25, 2023. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

As indicated in the accompanying unaudited financial statements, at September 30, 2021, we had $488,171 in cash and deferred offering costs of $28,000,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

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

On March 25, 2021, we consummated our Public Offering of 75,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $750,000,000. On the IPO Closing Date, we completed the private sale of an aggregate of 8,500,000 Private Placement Warrants, each exercisable to purchase one share of Common Stock at $11.50 per share, to our Sponsor, at a price of $2.00 per Private Placement Warrant, generating gross proceeds, before expenses, of $17,000,000. After deducting the underwriting discounts and commissions (excluding the Deferred Discount, which amount will be payable upon consummation of the Business Combination, if consummated), the total net proceeds from our Public Offering and the sale of the Private Placement Warrants were $752,000,000, of which $750,000,000 (or $10.00 per share sold in the Public Offering) was placed in the Trust Account. The amount of proceeds not deposited in the Trust Account was $2,000,000 at the closing of our Public Offering. On April 22, 2021, the underwriters partially exercised their over-allotment option to purchase 5,000,000 newly issued units, and the closing of the sale of the additional Units pursuant to such exercise occurred on April 22, 2021. The issuance by the Company of 5,000,000 Over-Allotment Option Units at a price of $10.00 per unit resulted in gross proceeds of $50,000,000 placed in the Trust Account. On April 22, 2021, substantially concurrently with the sale of the Over-allotment Option Units, the Company completed a private placement with the Sponsor for an additional 500,000 warrants at a price of $2.00 per warrant, generating gross proceeds of $1,000,000 used to pay the additional Deferred Discount. The remainder of the over-allotment option expired on May 9, 2021. Interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, subject to an annual limit of $900,000, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes.

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

On April 20, 2021, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for on-going operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) January 31, 2022 or (ii) the date on which the Company consummates the Business Combination. As of September 30, 2021, the net amount advanced by Sponsor to the Company was $2,000,000.

As of September 30, 2021 and December 31, 2020, we had cash held outside of the Trust Account of approximately $488,171 and $0, respectively, which is available to fund our working capital requirements. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, subject to an annual limit of $900,000, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes.

At September 30, 2021 and December 31, 2020, the Company had current liabilities of $58,837,724 and $1,782 and working capital of ($56,536,734) and ($1,782), respectively, the balances of which are primarily related to warrants we have recorded as liabilities as described in Notes 2 and 3. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after September 30, 2021 and amounts are continuing to accrue. Additionally, the warrant liability will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.

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

Contractual Obligations

As of September 30, 2021 and December 31, 2020, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $20,000 to an affiliate of the Sponsor for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the nine months ended September 30, 2021 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of September 30, 2021, $800,039,544 (including accrued interest and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of September 30, 2021, investment securities in the Company’s Trust Account consist of $800,039,544 in money market funds. As of September 30, 2021, the effective annualized rate of return generated by our investments was approximately .0008%.

We have not engaged in any hedging activities during the nine months ended September 30, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. While we have processes to identify and appropriately apply applicable accounting requirements, we have enhanced our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Through September 30, 2021, we incurred approximately $44,757,840 for costs and expenses related to the Public Offering. At the closing of the Public Offering, we paid a total of $15,000,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $26,250,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. As a result of the purchase of the Over-Allotment Option Units by the underwriters on April 22, 2021, the upfront and Deferred Discount increased to $16,000,000 and $28,000,000, respectively. We paid the additional $1,000,000 of upfront underwriting discounts upon the purchase of the Additional Private Placement Warrants. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus filed with the SEC on March 24, 2021.

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

As of September 30, 2021, after giving effect to our Public Offering and our operations subsequent thereto, approximately $800,039,544 was held in the Trust Account, and we had approximately $488,171 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

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

GORES GUGGENHEIM, INC.

Date: November 12, 2021	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)