Form 10-K
period 2021-12-31
Gores Guggenheim, Inc.
filed 2022-02-24
CIK 1847127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-40265

GORES GUGGENHEIM, INC.

(Exact name of registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	85-4385646 (I.R.S. Employer Identification No.)

6260 Lookout Road Boulder, CO (Address of principal executive offices)	80301 (Zip Code)

Registrant’s telephone number, including area code: (310) 209-3010

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A Common Stock	GGPI	The Nasdaq Stock Market LLC
Warrants	GGPIW	The Nasdaq Stock Market LLC
Units	GGPIU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company”  in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the registrant’s Class A Common Stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at June 30, 2021, computed by reference to the closing price for the Class A Common Stock on such date, as reported on the Nasdaq Stock Market LLC, was, $781.2m.

As of February 24, 2022, there were 80,000,000 shares of the Company’s Class A Common Stock, par value $0.0001 per share, and 20,000,000 shares of the Company’s Class F Common Stock, par value $0.0001 per share, issued and outstanding.

Auditor Firm ID: 100Auditor Name: WithumSmith+Brown, PCAuditor Location, New York, New York, USA

GORES GUGGENHEIM, INC.

i

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to Gores Guggenheim, Inc., a blank check company incorporated in Delaware on December 21, 2020. References to our “Sponsor” refer to Gores Guggenheim Sponsor LLC, an affiliate of Mr. Alec E. Gores, our Chairman, and an affiliate of Mr. Andrew M. Rosenfield, our President. References to “Gores” or “The Gores Group” refer to The Gores Group LLC, an affiliate of our Sponsor. References to “Guggenheim” or “Guggenheim Partners” refer to Guggenheim Capital, LLC, and its controlled affiliates, an affiliate of our Sponsor. References to our “Public Offering” refer to the initial public offering of Gores Guggenheim, Inc., which closed on March 25, 2021 (the “IPO Closing Date”), and the subsequent exercise of the Over-Allotment Option (as defined herein).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,”  “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors.” Many of the risks and factors that will determine these results and stockholder value are beyond our ability to control or predict.

All such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this Special Note Regarding Forward-Looking Statements.

PART I

Item 1.       Business

Introduction

We are a blank check company incorporated on December 21, 2020, as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because we have no operations and nominal assets consisting solely of cash and/or cash equivalents.

On February 10, 2021, the Sponsor purchased 21,562,500 shares of Class F Common Stock, par value $0.0001 per share, of the Company (the “Founder Shares”) for $25,000, or approximately $0.001 per share. On May 9, 2021, the Sponsor forfeited 1,562,500 Founder Shares for no consideration, resulting in an aggregate of 20,000,000 outstanding Founder Shares. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of the Public Offering. On March 22, 2021, the Sponsor transferred 25,000 Founder Shares to each of the independent directors at their original purchase price.

On March 25, 2021 (“IPO Closing Date”), we consummated our Public Offering of 75,000,000 units (the “Units”) of the Company. Subsequently, the underwriters partially exercised their over-allotment option to purchase 5,000,000 newly issued units (the “Over-Allotment Option Units”), and the closing of the sale of the additional Units pursuant to such exercise occurred on April 22, 2021. The issuance by the Company of 5,000,000 Over-Allotment Option Units at a price of $10.00 per unit resulted in gross proceeds of $50,000,000. The remainder of the over-allotment option expired on May 9, 2021. Each Unit consists of one share of Class A Common Stock of the Company, par value $0.0001 per share (together with the Founder Shares, the “Capital Stock”), and one-fifth of one warrant of the Company (“Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The Units were sold at a price of $10.00 per share, generating gross proceeds to us of $80,000,000. Simultaneously with the IPO Closing Date, we completed the private sale of an aggregate of 8,500,000 warrants to our Sponsor (the “Private Placement Warrants”) at a price of $2.00 per Private Placement Warrant, each exercisable to purchase one share of Class A Common Stock at $11.50 per share, generating gross proceeds to us of $17,000,000. On April 22, 2021, substantially concurrently with the sale of the Over-Allotment Option Units, the Company completed a private placement with the Sponsor for an additional 500,000 warrants at a price of $2.00 per warrant (the “Additional Private Placement Warrants”), generating gross proceeds of $1,000,000. The Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering, except that the Sponsor has agreed not to transfer, assign or sell any of the Private Placement Warrants (except to certain permitted transferees) until 30 days after the completion of the Company’s initial business combination. The Private Placement Warrants may also be net cash settled and are not redeemable so long as they are held by the Sponsor or its permitted transferees. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On the IPO Closing Date, a total of $750,000,000, comprised of $735,000,000 of the proceeds from the Public Offering, including approximately $26,250,000 of the underwriters’ deferred discount, and $15,000,000 of the proceeds of the sale of the Private Placement Warrants, were placed in a Trust Account maintained by Computershare, Inc. and Computershare Transfer & Trust Company, N.A., acting as trustee. Upon exercise of the Over-Allotment Option Units and purchase of the Additional Private Placement Warrants, an additional $50,000,000 of proceeds were placed in the Trust Account. Except with respect to up to $900,000 per year of interest earned on the funds in the Trust Account that may be released to the Company to fund its regulatory compliance requirements and other costs related thereto, plus additional amounts necessary to pay its franchise and income taxes, if any, the proceeds from the Public Offering will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of its obligation to redeem 100% of its public shares if the Company does not complete its initial business combination by March 25, 2023 or (B) with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of the Company’s public shares if it is unable to complete its business combination by March 25, 2023, subject to applicable law.

On May 11, 2021, we announced that the holders of our Units may elect to separately trade the Class A Common Stock and warrants included in the Units commencing on May 13, 2021, on the Nasdaq Capital Market (“Nasdaq”) under the symbols “GGPI” and “GGPIW,” respectively. Those Units not separated will continue to trade on the Nasdaq Capital Market under the symbol “GGPIU” and each of the Class A Common Stock and warrants that are separated will trade on Nasdaq under the symbols “GGPI” and “GGPIW,” respectively.

On September 27, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among the Company, Polestar Automotive Holding Limited, a Hong Kong incorporated company (“Parent”), Polestar Automotive (Singapore) Pte. Ltd., a private company limited by shares in Singapore (“Polestar Singapore”), Polestar Holding AB, a private limited liability company incorporated under the laws of Sweden (“Polestar Sweden”), Polestar Automotive Holding UK Limited, a limited company incorporated under the laws of England and Wales and a direct wholly owned subsidiary of Parent (“ListCo”), and PAH UK Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of ListCo (“Merger Sub”).

The transactions contemplated by the Business Combination Agreement, including the Merger (as defined below), and the other transactions contemplated by the other transaction documents contemplated by the Business Combination Agreement (collectively, the “Proposed Business Combination”) will constitute a “Business Combination” as contemplated by the Company’s Amended and Restated Certificate of Incorporation. The Business Combination and the transactions contemplated thereby were unanimously approved by the board of directors of the Company on September 25, 2021.

Business Strategy

If the Proposed Business Combination does not become effective, our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, to build a company in an industry or sector that complements the experience of our management team and can benefit from our operational expertise. Our acquisition selection process will leverage our team’s network of potential transaction sources, ranging from owners and directors of private and public companies, private equity funds, investment bankers, lenders, attorneys, accountants and other trusted advisors across various sectors.

In addition, we intend to utilize the networks and industry experience of each of Mr. Gores, The Gores Group, Mr. Rosenfield and Guggenheim in seeking an initial business combination. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities. This network has been developed through our management team’s combined history of over 125 years of business experience, including in private equity and investment banking. We expect this network will provide our management team with a robust and consistent flow of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Members of our management team will communicate with their networks of relationships to articulate the parameters for our search for a target company and a potential business combination and begin the process of pursuing and reviewing potentially interesting leads.

Acquisition Criteria

The Proposed Business Combination is not guaranteed to occur, and in such event, we cannot assure you that we will be able to locate an appropriate target business or that we will be able to engage in a business combination with target businesses on favorable terms. Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use one or more of these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to seek to acquire companies that we believe:

•	have a defensible core business, sustainable revenues and established customer relationships;
•	are undergoing change in capital structure, strategy, operations or growth;
•	can benefit from our operational and strategic approach;

•	offer a unique value proposition with transformational potential that can be substantiated during our detailed due diligence process; and
•	have reached a transition point in their lifecycle presenting an opportunity for transformation.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Initial Business Combination

Our initial business combination, whether effectuated through the Proposed Business Combination as set forth above or another business combination if the Proposed Business Combination does not occur, must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the balance in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, (“FINRA”), or an independent accounting firm, with respect to the satisfaction of such criteria.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

We filed a Registration Statement on Form 8-A with the SEC to register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our business combination.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. We will also utilize our operational and capital planning experience.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm, that our initial business combination is fair to our Company from a financial point of view.

Members of our management team and our independent directors directly or indirectly own founder shares and/or Private Placement Warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

All of the members of our management team are employed by certain affiliates of The Gores Group or Guggenheim. Each of The Gores Group and Guggenheim are continuously made aware of potential business combination opportunities and we may pursue any business combination target that has already been considered by The Gores Group or Guggenheim or any current, prior or future special purpose acquisition companies sponsored by affiliates of The Gores Group or Guggenheim in a different context.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Specifically, all of our officers and certain of our directors have fiduciary and contractual duties to The Gores Group or Guggenheim and certain companies that either The Gores Group or Guggenheim have invested in or managed, including Gores Holdings VII, Inc. (“Gores VII”), Gores Holdings VIII, Inc. (“Gores VIII”), Gores Technology Partners, Inc. (“Gores Technology I”), Gores Technology Partners II, Inc. (“Gores Technology II”), and Gores Holdings IX, Inc. (“Gores IX”). Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation contains a waiver of the corporate opportunity doctrine, which provides that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation. The purpose for the surrender of corporate opportunities is to allow officers, directors or other representatives with multiple business affiliations to continue to serve as an officer of our company or on our board of directors. Our officers and directors may from time to time be presented with opportunities that could benefit both another business affiliation and us. In the absence of the “corporate opportunity” waiver in our charter, certain candidates would not be able to serve as an officer or director. We believe we substantially benefit from having representatives who bring significant, relevant and valuable experience to our management, and, as a result, the inclusion of the “corporate opportunity” waiver in our amended and restated certificate of incorporation provides us with greater flexibility to attract and retain the officers and directors that we feel are the best candidates.

However, the personal and financial interest of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. The different timelines of competing business combinations could cause our directors and officers to prioritize a different business combination over finding a suitable acquisition target for our business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest, which could negatively impact the timing for a business combination.

In addition, our Sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our Sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis. In particular, affiliates of our Sponsor are currently sponsoring five other blank check companies that have completed their initial public offerings, Gores Holdings VII, Gores Holdings VIII, Gores Technology I, Gores Technology II, and Gores Holdings IX. Each of Gores Holdings VII, Gores Holdings VIII, and Gores Holdings IX may seek to complete a business combination in any location and is not focusing on any particular industry for business combinations.

In addition to the above, our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, may have conflicts of interest in allocating management time among various business activities, including selection a business combination target and monitoring the related due diligence. See “Item 1.A. Risk Factors–Risks Relating to Our Management–Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.”

Additionally, the holders of the Founder Shares before the Public Offering (“our Initial Stockholders”) have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the consummation of our initial business combination. Further, our Initial Stockholders have agreed to waive their redemption rights with respect to any Founder Shares held by them if we fail to consummate our initial business combination by March 25, 2023. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our Initial Stockholders until 180 days after the completion of our initial business combination. With certain limited exceptions, the Private Placement Warrants and the Class A Common Stock underlying such warrants, will not be transferable, assignable or salable by our Sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our Sponsor and officers and directors directly or indirectly own Capital Stock and Private Placement Warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination because of their financial interest in completing an initial business combination by March 25, 2023.

If any of our directors or officers becomes aware of any business combination target that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, including Gores Holdings VII, Gores Holdings VIII, Gores Technology or Gores Technology II, or Gores Holdings IX, he or she may be required to present such business combination target to such entity prior to presenting such business combination target to us. Our directors and officers currently have fiduciary duties or contractual obligations that may take priority over their duties to us.

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the IPO Closing Date, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Financial Position

With $800,000,000 in gross proceeds from the Public Offering for a Business Combination, assuming no redemptions and after payment of up to $28,000,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds held in the Trust Account from our Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our business combination or used for redemptions of purchases of our Class A Common Stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies or for working capital.

All of the members of our management team are employed by certain affiliates of The Gores Group or Guggenheim. The Gores Group and Guggenheim are continuously made aware of potential business combination opportunities and we may pursue any business combination target that has already been considered by The Gores Group, Guggenheim, or any current, prior or future special purpose acquisition companies sponsored by affiliates of The Gores Group or Guggenheim in a different context.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the Trust Account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our business combination. In the case of an initial business combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third-party with respect to raising any additional funds through the sale of securities or otherwise.

Our Initial Stockholders hold 20,000,000 Founder Shares, which automatically convert into shares of Class A Common Stock at the time of our Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A Common Stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in our Public Offering and related to the closing of the Business Combination, the ratio at which the Founder Shares shall convert into shares of Class A Common Stock will be adjusted so that the number of shares of Class A Common Stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of all shares of Capital Stock outstanding upon the completion of the Public Offering plus all shares of Class A Common Stock and equity-linked securities issued or deemed issued in connection with the Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination or pursuant to the Private Placement Warrants issued to our Sponsor. Holders of the Founder Shares and holders of our Class A Common Stock will vote together as a single class on all matters submitted to a vote of our stockholders, except as required by law.

In the case of a Business Combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the Business Combination would disclose the terms of the financing and, only if required by law or applicable stock exchange rules, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with a Business Combination. At this time, we are not a party to any arrangement or understanding with any third-party with respect to raising any additional funds through the sale of securities or otherwise in connection with a Business Combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this annual report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In addition, we may pay our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination (regardless of the type of transaction that it is). We have agreed to pay an affiliate of our Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support and to reimburse our Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. If any of our officers or directors becomes aware of a business combination opportunity which is suitable for one of these entities to which he has a fiduciary or contractual obligation, he or she will honor such obligation to present such opportunity to such entity rather than to us. Our directors and officers will only have an obligation to present an opportunity to us if such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and only to the extent the director or officer is permitted to refer the opportunity to us without violating another legal obligation.

Selection of a Target Business and Structuring of our Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for investors in the Public Offering to evaluate the possible merits or risks of any target business with which we may ultimately complete our business combination.

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure stockholders that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial, operational, legal and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our business combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure stockholders that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure stockholders that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure stockholders that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each type of transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue shares of Class A Common Stock that will be equal to or in excess of 20% of the number of shares of our Class A Common Stock then outstanding;
•

any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of Our Securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination where otherwise permissible under applicable laws, rules and regulations. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against the business combination. Our Sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights For Public Stockholders Upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A Common Stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination including up to $900,000 per year of interest earned on the funds held in the Trust Account and not previously released to us to fund our Regulatory Withdrawals, plus additional amounts released to us to pay our franchise and income taxes, if any, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our Sponsor, officers and directors have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the completion of our business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A Common Stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding Class A Common Stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
•

file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our business combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A Common Stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our Sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our Business Combination only if a majority of the outstanding shares of our Capital Stock voted are voted in favor of the Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding Capital Stock of the Company representing a majority of the voting power of all outstanding shares of Capital Stock of the Company entitled to vote at such meeting. Our Initial Stockholders will count toward this quorum and have agreed to vote their Founder Shares and any public shares purchased during or after our Public Offering in favor of our Business Combination. These quorum and voting thresholds, and the voting agreements of our Initial Stockholders, may make it more likely that we will consummate our Business Combination. Each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our Initial Stockholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any owned public shares in connection with the completion of a Business Combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of a proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A Common Stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of Our Business Combination if We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Public Offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the Public Offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public stockholders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target by March 25, 2023.

Redemption of Public Shares and Liquidation if No Business Combination

Our Sponsor, officers and directors have agreed that we will have until March 25, 2023 to complete our initial business combination. If we are unable to complete our business combination by March 25, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to fund our Regulatory Withdrawals and/or to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination by March 25, 2023.

Our Sponsor, officers and directors have entered into letter agreements with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial business combination by March 25, 2023. However, if our Initial Stockholders acquire public shares after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination by March 25, 2023.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect (i) the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 25, 2023 or (ii) any other provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to fund our Regulatory Withdrawals and/or to pay our franchise and income taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $515,000 of proceeds held outside the Trust Account, although we cannot assure stockholders that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay franchise and income taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Public Offering and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure stockholders that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure stockholders that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all third parties, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third-party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, then our Sponsor will not be responsible to the extent of any liability for such third-party claims. We cannot assure stockholders, however, that our Sponsor would be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of up to $900,000 per year of interest which may be withdrawn to fund our Regulatory Withdrawals, plus additional amounts released to us to pay our franchise and income tax obligations, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our Sponsor to reserve for such indemnification obligations and we cannot assure stockholders that our Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure stockholders that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all third parties, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $515,000 from the proceeds of the Public Offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by March 25, 2023 may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by March 25, 2023, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our business combination by March 25, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to fund our Regulatory Withdrawals and/or to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible after March 25, 2023 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all third parties, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of up to $900,000 per year of interest withdrawn to fund our Regulatory Withdrawals, plus additional amounts released to us to pay our franchise and income tax obligations and will not be liable as to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure stockholders we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure stockholders that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the Trust Account only in the event of the redemption of our public shares if we do not complete our business combination by March 25, 2023 or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our Public Offering that will apply to us until the consummation of our Business Combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-Business Combination activity, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our Initial Stockholders have agreed to waive any redemption rights with respect to their Founder Shares and public shares in connection with the completion of our Business Combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•

prior to the consummation of our Business Combination, we shall either (1) seek stockholder approval of our Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable) or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;
•

we will consummate our Business Combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of Capital Stock voted are voted in favor of the Business Combination;

•	if our Business Combination is not consummated by March 25, 2023, then our existence will terminate and we will distribute all amounts in our Trust Account; and
•

prior to our Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from our Trust Account or (ii) vote on any Business Combination.

These provisions cannot be amended without the approval of holders of 65% of Capital Stock. In the event we seek stockholder approval in connection with our Business Combination, our amended and restated certificate of incorporation provides that we may consummate our Business Combination only if approved by a majority of the shares of Capital Stock voted by our stockholders voting at a duly held stockholders meeting.

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Conflicts of Interest

The Gores Group manages several investment vehicles, and Guggenheim provides financial advisory services and engages in private equity investing. Each of Guggenheim, clients of Guggenheim and funds managed by Gores or their respective affiliates may compete with us for acquisition opportunities. If any of them decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated by Guggenheim, or within Gores, including by Mr. Gores, may be suitable for both us and for Guggenheim or a current or future Gores or Guggenheim fund or client and may be directed to such entity rather than to us. Neither Guggenheim, Gores nor members of our management team who are also employed by certain affiliates of Guggenheim or The Gores Group have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless, in the case of members of our management team, presented to such member solely in his or her capacity as an officer of the company. Guggenheim, Gores and/or our management, in their capacities as officers or managing directors of Gores or in their other endeavors, may be required to present potential business combinations to the related entities described above, current or future Gores investment vehicles, Guggenheim or third parties, before they present such opportunities to us. The Gores Group does not have any present intention to invest in new portfolio companies, and therefore we do not expect conflicts of interest with respect to The Gores Group. Further, any potential investment by The Gores Group would be significantly smaller than the companies that we would consider for potential business combinations, and therefore it is likely that any investment by The Gores Group would not be suitable for us, and that any investment by us would not be suitable for The Gores Group.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of up to $900,000 per year of interest which may be withdrawn to pay taxes, except as to any claims by a third-party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether or not Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our Company. We have not asked our Sponsor to reserve for such indemnification obligations. Therefore, we cannot assure stockholders that our Sponsor would be able to satisfy those obligations. We believe the likelihood of our Sponsor having to indemnify the Trust Account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Employees

We currently have three officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We have registered our units, Class A Common Stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We cannot assure stockholders that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Entry into a Material Definitive Agreement

On September 27, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among the Company, Polestar Automotive Holding Limited, a Hong Kong incorporated company (“Parent”), Polestar Automotive (Singapore) Pte. Ltd., a private company limited by shares in Singapore (“Polestar Singapore”), Polestar Holding AB, a private limited liability company incorporated under the laws of Sweden (“Polestar Sweden”), Polestar Automotive Holding UK Limited, a limited company incorporated under the laws of England and Wales and a direct wholly owned subsidiary of Parent (“ListCo”), and PAH UK Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of ListCo (“Merger Sub”).

The transactions contemplated by the Business Combination Agreement, including the Merger (as defined below), and the other transactions contemplated by the other transaction documents contemplated by the Business Combination Agreement (collectively, the “Proposed Business Combination”) will constitute a “Business Combination” as contemplated by the Company’s Amended and Restated Certificate of Incorporation. The Business Combination and the transactions contemplated thereby were unanimously approved by the board of directors of the Company on September 25, 2021.

ITEM 1A.    RISK FACTORS

An investment in our securities involves a high degree of risk. Investors should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and investors could lose all or part of their investment. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Summary of Risk Factors

The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These risks are discussed more fully following this summary. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

•	The Proposed Business Combination is subject to the satisfaction of certain conditions, which may not be satisfied on a timely basis, if at all.
•	We are a recently incorporated company with no operating history and no revenues, and stockholders have no basis on which to evaluate our ability to achieve our business objective.
•	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.
•

Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our stockholders do not support such a combination.

•	A stockholders’ only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of their right to redeem their shares from us for cash.
•

If we seek stockholder approval of our initial business combination, our Sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

•

If we seek stockholder approval of our initial business combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A Common Stock or public warrants.

•	Stockholders will not be entitled to protections normally afforded to investors of many other blank check companies.

•

Stockholders will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate their investment, stockholders may be forced to sell their public shares or warrants, potentially at a loss.

•

If the net proceeds of the Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate until March 25, 2023, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

•

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, stockholders may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

•

We may not be able to consummate an initial business combination until March 25, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or initial stockholders which may raise potential conflicts of interest.

•

Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

•	Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that stockholders do not support.
•

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

•	Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

Risks Relating to Our Business and the Initial Business Combination

The Proposed Business Combination is subject to the satisfaction of certain conditions, which may not be satisfied on a timely basis, if at all.

The consummation of the Proposed Business Combination is subject to customary closing conditions for transactions involving special purpose acquisition companies, including, among others:

 ●approval of several proposals by the Company’s stockholders;

●receipt of all required governmental and regulatory approvals;

●no order, statute, rule or regulation enjoining or prohibiting the consummation of the Proposed Business Combination being in effect;

●the Company having at least $5,000,001 of net tangible assets as of the closing of the Proposed Business Combination;

●the Form F-4 having become effective and no stop order being in effect; and

●customary bring down conditions.

Additionally, the obligations of Parent, Polestar Singapore, Polestar Sweden, ListCo and Merger Sub to consummate the Proposed Business Combination are conditioned upon, among other things, (i) the aggregate amount of cash held in the Company’s trust account (after giving effect to the Stockholder Redemptions, the Sponsor Investment Amount, the PIPE Investment Amount and the Volvo Cars PIPE Investment Amount, as defined below) being no less than $950,000,000, prior to the payment of any unpaid or contingent liabilities and fees and expenses of the Company (including, as applicable, any Company Transaction Expenses (as defined in the Business Combination Agreement)) as of the Closing, (ii) delivery of the Stockholders Agreement (as defined in the Business Combination Agreement), (iii) delivery of the Registration Rights Agreement (as defined in the Business Combination Agreement); (iv) delivery of the Stockholders Lock-Up agreement (as defined in the Business Combination Agreement), (v) all Registrable Securities (as defined in the Business Combination Agreement) shall have been approved for listing on Nasdaq and (v) that the Business Combination is consummated by March 25, 2023, subject to certain extensions and conditions.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete. Please see the section of this Annual Report entitled “Item 1. Business—Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek stockholder approval of our initial business combination, our Initial Stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our Initial Stockholders have agreed to vote their Founder Shares, as well as any public shares purchased during or after the Public Offering, in favor of our initial business combination. As a result, in addition to our Initial Stockholders’ Founder Shares, we would need 30,000,001, or approximately 37.5%, of the 80,000,000 public shares sold in the Public Offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. Our Initial Stockholders own shares representing 20% of our outstanding Capital Stock immediately following the completion of the Public Offering. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our Initial Stockholders agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public stockholders.

Stockholders’ only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of their right to redeem their shares from us for cash, unless we seek stockholder approval of the business combination.

Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, a stockholder’s only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising their redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that stockholders would have to wait for liquidation in order to redeem their stock.

If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, stockholders would not receive their pro rata portion of the Trust Account until we liquidate the Trust Account. If stockholders are in need of immediate liquidity, they could attempt to sell their stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, stockholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with our redemption until we liquidate or they are able to sell their stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by March 25, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Sponsor, officers and directors have agreed that we must complete our initial business combination by March 25, 2023. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to fund our Regulatory Withdrawals and/or to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

Our search for a business combination, and any target business with which we ultimately consummate a business combination may be materially adversely affected by the coronavirus (“COVID-19”) outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout the world, including the United States and Europe. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has resulted in a widespread health crisis that has adversely affected economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A Common Stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination where otherwise permissible under applicable laws, rules and regulations, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A Common Stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed. See “Item 1. Business – Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights” for additional information.

Stockholders will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Public Offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and timely filed a Current Report on Form 8-K after the IPO Closing Date, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules.

Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if the Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if a stockholder or a “group” of stockholders are deemed to hold in excess of 15% of our Class A Common Stock, they will lose the ability to redeem all such shares in excess of 15% of our Class A Common Stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Public Offering, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. A stockholder’s inability to redeem the Excess Shares will reduce their influence over our ability to complete our business combination and they could suffer a material loss on their investment in us if they sell Excess Shares in open market transactions. Additionally, a stockholder will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, a stockholder will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell their stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A Common Stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

The value of the Founder Shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Class A Common Stock at such time is substantially less than $10.00 per share.

Our Sponsor has invested in us an aggregate of $18,025,000, comprised of the $25,000 purchase price for the Founder Shares and the $18,000,000 purchase price for the Private Placement Warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 19,925,000 Founder Shares would have an aggregate implied value of $199,250,000. As a result, our sponsor is likely to be able to make a substantial profit on its investment in us at a time when our public shares have lost significant value (whether because of a substantial amount of redemptions of our public shares or any other reason). Accordingly, our management team, which owns interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the Founder Shares as our public stockholders paid for their public shares.

If the net proceeds of the Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate until March 25, 2023, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate under March 25, 2023, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate under March 25, 2023; however, we cannot assure stockholders that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If the net proceeds of the Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our Sponsor or management team to fund our search for a business combination, to pay our franchise and income taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds from our Public Offering and the sale of the Private Placement Warrants, only approximately $515,000 will be available to us initially outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team or any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See ‘‘—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause stockholders to lose some or all of their investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure stockholders that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all third parties, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to fund our Regulatory Withdrawals, plus additional amounts released to us to pay our franchise and income tax obligations. This liability will not apply with respect to any claims by a third-party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, then our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. We have not asked our Sponsor to reserve for such indemnification obligations. Therefore, we cannot assure stockholders that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and stockholders would receive such lesser amount per share in connection with any redemption of their public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share or (ii) such lesser amount per share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of up to $900,000 per year of interest which may be withdrawn to fund our Regulatory Withdrawals, plus additional amounts released to us to pay our franchise and income tax obligations, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (a) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 25, 2023 or (b) with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity or; (iii) absent a business combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless.

Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure stockholders that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure investors that an investment in our units will not ultimately prove to be less favorable to investors in the Public Offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this annual report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target business that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, investors may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, which will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

We may only be able to complete one business combination with the proceeds of our Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

As of December 31, 2021, the net proceeds from our Public Offering and the sale of the Private Placement Warrants provided us with approximately $800,056,447 that we may use to complete our Business Combination and pay related fees and expenses (excluding $28,000,000 of Deferred Discount being held in the Trust Account).

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A Common Stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A Common Stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate our initial business combination, we may seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination but that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus. We cannot assure investors that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of 65% of our Capital Stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated

certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Public Offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our Capital Stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our Capital Stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding Capital Stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our Initial Stockholders, who collectively beneficially own up to 20% of our Capital Stock upon the IPO Closing Date, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which investors do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect (i) the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 25, 2023 or (ii) any other provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our Sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the Public Offering and the sale of the Private Placement Warrants will be sufficient to allow us to complete our initial business combination, we cannot guarantee that. If the net proceeds of the Public Offering and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure investors that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to fund our Regulatory Withdrawals and/or to pay our franchise and income taxes on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our Trust Account, and our warrants will expire worthless.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company but with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;
•	rules and regulations regarding currency redemption;
•	complex corporate withholding taxes on individuals;
•	laws governing the manner in which future business combinations may be effected;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	longer payment cycles and challenges in collecting accounts receivable;
•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
•	currency fluctuations and exchange controls;
•	rates of inflation;
•	cultural and language differences;
•	employment regulations;
•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
•	deterioration of political relations with the United States; and
•	government appropriations of assets

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by March 25, 2023 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following March 25, 2023 in the event we do not complete our business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure investors that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by March 25, 2023 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

The grant of registration rights to our Initial Stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A Common Stock.

Pursuant to an agreement entered into at the IPO Closing Date, our Initial Stockholders and their permitted transferees can demand that we register the Private Placement Warrants and the shares of Class A Common Stock issuable upon exercise of the Founder Shares and the Private Placement Warrants held by them and holders of Warrants that may be issued upon conversion of working capital loans may demand that we register such Warrants or the Class A Common Stock issuable upon exercise of such Warrants. In addition, given that the lock-up period on the Founder Shares is potentially shorter than most other blank check companies, these shares may become registered and available for sale sooner than Founder Shares in such other companies. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Common Stock. In addition, the existence of the registration rights may make our Business Combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A Common Stock that is expected when the securities owned by our Initial Stockholders or holders of working capital loans or their respective permitted transferees are registered.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, investors may be unable to ascertain the merits or risks of any particular target business’ operations.

We may seek to complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure investors that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure investors that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

We may engage one or more of our underwriters from the Public Offering, or one of their respective affiliates, to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Such underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of the underwriters from the Public Offering, or one of their respective affiliates, to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

Risks Relating to Ownership of Our Securities

Investors will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate their investment, therefore, they may be forced to sell their public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (a) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 25, 2023 or (b) with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination by March 25, 2023, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination by March 25, 2023 for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait after March 25, 2023 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate their investment, investors may be forced to sell their public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure investors that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $5.0 million, and we would be required to have a minimum of 300 round-lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500). We cannot assure investors we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•

a determination that our Class A Common Stock is a “penny stock” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A Common Stock and warrants will be listed on Nasdaq, our units, Class A Common Stock and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Holders of our Class A Common Stock will not be entitled to vote on any appointment of directors prior to our initial business combination.

Prior to our initial business combination, only holders of our Founder Shares will have the right to vote on the appointment of directors; provided, however, that with respect to the election of directors in connection with a meeting of our stockholders in which a business combination is submitted to our stockholders for approval, holders of our Class A Common Stock and holders of the Founder Shares, voting together as a single class, will have the exclusive right to vote on the election of directors. Other than pursuant to the proviso in the preceding sentence, holders of the Class A Common Stock will not be entitled to vote on the election of directors prior to the consummation of the initial business combination. In addition, prior to the completion of an initial business combination, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason. Accordingly, investors may not have any say in the management of our company prior to the completion of an initial business combination.

The shares of Class A Common Stock issuable upon exercise of the warrants are not registered under the Securities Act or any state securities laws at this time, and no such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We have not registered any shares of Class A Common Stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed to use commercially reasonable efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A Common Stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure investors that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis for unregistered shares of Class A Common Stock. However, no such warrant will be exercisable, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from state registration is available. Notwithstanding the above, if our Class A Common Stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A Common Stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A Common Stock for sale under all applicable state securities laws.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A Common Stock upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 400,000,000 shares of Class A Common Stock, 40,000,000 Founder Shares, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after the Public Offering, there were 320,000,000 and 20,000,000 authorized but unissued shares of Class A Common Stock and Founder Shares, respectively, available for issuance, which amount takes into account the shares of Class A Common Stock reserved for issuance upon exercise of outstanding warrants but not the shares of Class A Common Stock issuable upon conversion of Founder Shares, which amount is not currently determinable. Immediately after the consummation of the Public Offering, there were no shares of preferred stock issued and outstanding. The Founder Shares are convertible into shares of our Class A Common Stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A Common Stock or equity-linked securities related to our initial business combination. The Founder Shares are also convertible at the option of the holder at any time.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A Common Stock to redeem the warrants or upon conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of existing stockholders;
•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
•

could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A Common Stock and/or warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our common stock;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
•	other disadvantages compared to our competitors who have less debt.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of warrants could be increased, the exercise period could be shortened and the number of shares of our Class A Common Stock purchasable upon exercise of a warrant could be decreased, all without warrant holder approval.

Our warrants will be issued in registered form under a warrant agreement between Computershare Trust Company, N.A., as warrant agent, and us. The warrant agreement will provide that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our Class A Common Stock purchasable upon exercise of a warrant.

Our warrant agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement will provide that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

Although we believe this provision benefits us by providing increased consistency in the application of New York law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making such warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the issuance of the shares of Class A Common Stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A Common Stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force a warrant holder (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants.

In addition, we may redeem warrants after they become exercisable for a number of shares of Class A Common Stock determined based on the redemption date and the fair market value of our Class A Common Stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case warrant holders would lose any potential embedded value from a subsequent increase in the value of the Class A Common Stock had their warrants remained outstanding. None of the Private Placement Warrants will be redeemable by us (except after they become exercisable) so long as they are held by our Sponsor or their permitted transferees.

Because each Unit contains one-fifth of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-fifth of one warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of shares, only a whole warrant may be exercised at any given time. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-fifth of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

Our warrants and Founder Shares may have an adverse effect on the market price of our Class A Common Stock and make it more difficult to effectuate our business combination.

We issued warrants to purchase 16,000,000 shares of our Class A Common Stock in the Public Offering and simultaneously, we issued Private Placement Warrants to purchase an aggregate of 9,000,000 shares of Class A Common Stock at $11.50 per share. Our Initial Stockholders currently own an aggregate of 20,000,000 Founder Shares. The Founder Shares are convertible into shares of Class A Common Stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $2.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Our public warrants are also redeemable by us for Class A Common Stock.

To the extent we issue shares of Class A Common Stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A Common Stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A Common Stock and reduce the value of the shares of our Class A Common Stock issued to complete the business combination. Therefore, our warrants and Founder Shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the warrants sold as part of the units in our Public Offering except that, so long as they are held by our Sponsor or its permitted transferees, (i) they will not be redeemable by us (except after they become exercisable), (ii) they (including the Class A Common Stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis and (iv) are subject to registration rights.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results and thus may have an adverse effect on the market price of our securities.

In the SEC Staff Statement on April 12, 2021, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. As a result of the SEC Staff Statement, our warrants are classified as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our condensed balance sheet as of December 31, 2021 are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

The securities in which we invest the proceeds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per-share redemption amount received by stockholders may be less than $10.00 per share.

The net proceeds of the Public Offering and certain proceeds from the sale of the Private Placement Warrants, in the amount of $800,000,000, will be held in an interest-bearing Trust Account. The proceeds held in the Trust Account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we are permitted to use to fund our Regulatory Withdrawals and/or to pay our franchise and income taxes and up to $100,000 of dissolution expenses) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income. If the balance of the Trust Account is reduced below $800,000,000 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

Risks Relating to Our Management

Our Initial Stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that stockholders do not support.

Our Initial Stockholders currently own 20% of our issued and outstanding shares of Capital Stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that stockholders do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our Initial Stockholders purchase any additional shares of Class A Common Stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Common Stock. In addition, the Founder Shares, all of which are held by our Initial Stockholders, entitle the holders to elect all of our directors prior to our initial business combination; provided, however, that with respect to the election of directors in connection with a meeting of our stockholders in which a business combination is submitted to our stockholders for approval, holders of our Class A Common Stock and holders of the Founder Shares, voting together as a single class, will have the exclusive right to vote for the election of directors. Other than pursuant to the proviso in the preceding sentence, holders of the Class A Common Stock will not be entitled to vote on the election of directors prior to the consummation of the initial business combination. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. Accordingly, our Initial Stockholders will continue to exert control at least until the completion of our business combination.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure investors that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure investors that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidates’ key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers and directors are employed by affiliates of Guggenheim or by affiliates of The Gores Group. Affiliates of The Gores Group and Guggenheim are investment managers to various private investment funds that make investments in securities or other interests of or relating to companies in industries we may target for our initial business combination, or, in the case of Guggenheim Securities, is a financial advisor to investment funds or companies, accounts, co-investment vehicles and other entities in industries we may target for our initial business combination. In particular, certain of our officers and directors serve as an officer or director of Gores Holdings VII, Gores Holdings VIII, Gores Technology I, Gores Technology II, and Gores Holdings IX blank check companies sponsored by an affiliate of The Gores Group, each of which (other than Gores Holdings VIII) has not yet announced an initial business combination. In addition, Andrew Rosenfield, our president and director, is also the Chief Executive Officer and director of Guggenheim Special Purpose Acquisition Corp. I, a blank check, Cayman exempted private company sponsored by Guggenheim Partners Holdings, LLC, an affiliate of Guggenheim, which has not yet completed its initial public offering or initial business combination. Our independent directors also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including another blank check company, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business. In addition, our Sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our Sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis. In particular, affiliates of our Sponsor are currently sponsoring five other blank check companies, Gores Holdings VII, Gores Holdings VIII, Gores Technology I, Gores Technology II, and Gores Holdings IX. Gores Technology I and Gores Technology II may seek to complete a business combination in any location and is focusing on business combinations in the technology industry. Each of Gores Holdings VII, Gores Holdings VII, and Gores Holdings IX may seek to complete a business combination in any location and is not focusing on any particular industry for business combinations. Gores Holdings VIII has signed a definitive agreement to acquire Footprint International Holdco, Inc. Further, Mr. Stone, our Chief Executive Officer, serves as the Chief Executive Officer of Gores Holdings VII, Gores Holdings VIII, and Gores Holdings IX. Mr. McBride, our Chief Financial Officer, serves as the Chief Financial Officer for Gores Holdings VII, Gores Holdings VIII, Gores Technology I, Gores Technology II, and Gores Holdings IX. Any such companies may present additional conflicts of interest in pursuing an acquisition target.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

In addition, Mr. Rosenfield, our president and director, is also serving as Chief Executive Officer and director of Guggenheim Special Purpose Acquisition Corp. I, an affiliate of Guggenheim and another blank check company, incorporated as a Cayman Islands exempted company for the purpose of effecting a business combination. Guggenheim Special Purpose Acquisition Corp. I may have interests that differ materially from or take actions that are directly adverse to us, our public stockholders or a business we seek to acquire. To the extent any conflict of interest arises between us and Guggenheim Special Purpose Acquisition Corp. I, Mr. Rosenfield, as a member of the board of directors of Guggenheim Special Purpose Acquisition Corp. I, will resolve such conflicts of interest in his sole discretion in accordance with his then existing fiduciary, contractual and other duties and there can be no assurance that such conflict of interest will be resolved in our favor.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation contains a waiver of the corporate opportunity doctrine, which provides that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation. The purpose for the surrender of corporate opportunities is to allow officers, directors or other representatives with multiple business affiliations to continue to serve as an officer of our company or on our board of directors. Our officers and directors may from time to time be presented with opportunities that could benefit both another business affiliation and us. In the absence of the “corporate opportunity” waiver in our charter, certain candidates would not be able to serve as an officer or director. We believe we substantially benefit from having representatives, who bring significant, relevant and valuable experience to our management, and, as a result, the inclusion of the “corporate opportunity” waiver in our amended and restated certificate of incorporation provides us with greater flexibility to attract and retain the officers and directors that we feel are the best candidates.

However, the personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. The different timelines of competing business combinations could cause our directors and officers to prioritize a different business combination over finding a suitable acquisition target for our business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest, which could negatively impact the timing for a business combination.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest, please see “Item 10. Director, Executive Officers and Corporate Governance,” and “Item 13. Certain Relationships and Related Transactions and Director Independence.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us, including the formation or participation in one or more other blank check companies. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, The Gores Group, Guggenheim and their respective affiliates have advised or invested in sectors as diverse as industrials, technology, telecommunications, media and entertainment, business services, healthcare, financial services and consumer products. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would be a client of or make an attractive target for such other affiliates.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders, which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers or directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under the section of this annual report entitled “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Item 1. Business—Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Our sponsor and Mr. Andrew Rosenfield, our president and director, are affiliated with Guggenheim, which could create significant potential conflicts of interest, including without limitation with our search for an initial business combination.

Our sponsor is an affiliate of Guggenheim. Guggenheim, including Guggenheim Investments, is a global investment management and advisory firm. Guggenheim Investments manages a significant number of private and public funds and provides investment management and investment advisory services to clients that include public and private companies, pension funds, sovereign wealth funds, governments and other institutions and individuals with respect to numerous investment strategies including with respect to alternative asset classes. Guggenheim, including through Guggenheim Securities and Guggenheim Investments, and on behalf of their respective clients, invests and advises on a wide range of investment opportunities. Mr. Rosenfield owes fiduciary and contractual duties to Guggenheim and its affiliates, although not to Guggenheim’s clients. Subject to applicable law, including Guggenheim’s obligations to its funds and other clients, there is no restriction on what Guggenheim may invest in, on its own behalf or on behalf of its clients. Because of the breadth and scope of the Guggenheim’s business, you should be aware that there are significant potential conflicts of interest between us and Guggenheim. To the extent that any conflict of interest arises between us and Guggenheim, you should expect that any such conflicts of interest will be resolved in favor of Guggenheim. As a result, you should be aware of the risk that we may be unable to source a suitable investment opportunity for the Company within 24 months from the IPO Closing Date.

Guggenheim may be offered acquisition opportunities on a preferred basis. If Guggenheim decides to pursue any such opportunity or to present to funds, clients or others, you should expect that we will be precluded from pursuing such opportunities. In addition, investment ideas generated within Guggenheim, including by Mr. Rosenfield, may be suitable for both us and for a current or future business of Guggenheim, and you should expect that any such investment ideas will be directed to such current or future business of Guggenheim rather than to us. You should also expect that we will not be able to pursue such opportunity unless Guggenheim, in its sole discretion, declines to pursue the opportunity or makes available to us a co-investment opportunity after Guggenheim has taken its desired allocation of the investment. Guggenheim has any duty to offer acquisition opportunities to us, or to otherwise share information or investment ideas with us, and in fact will often be prohibited from doing so, due to its fiduciary and contractual obligations to persons and entities other than us.

Employees of Guggenheim Investments, owe fiduciary and contractual duties to clients of Guggenheim Investments. As a result, investment ideas and acquisition or business combination opportunities sourced, identified or generated within Guggenheim Investments, by any Guggenheim Investments employees, may be suitable for both us and for current or future funds or other client accounts managed or advised by Guggenheim Investments and may be directed to and used by such funds or other clients or by Guggenheim Investments, rather than by us and may not be presented to us. Funds and other clients of Guggenheim Investments may therefore compete with us for acquisition opportunities.

In addition, where the pursuit of a potential investment opportunity by us could have an adverse impact on Guggenheim (or its clients), we may decline to make such investment, even if it would otherwise represent an attractive opportunity for us. Guggenheim may also take commercial steps or investment decisions that are adverse to us.

In addition, depending on the nature of the transaction, the governing documents of certain funds and companies managed by Guggenheim may require, or Guggenheim in its sole discretion may seek, the prior written consent of the investors or the advisory committee of the relevant fund or investment vehicle participating in the transaction. Any such approval will be given or withheld by the relevant parties solely taking into account their own interests or without regard to our interests. Additionally, depending on the nature of the transaction, Guggenheim may be required to obtain the prior written consent of an independent party, or in its sole discretion may seek such consent, in connection with the consummation of a transaction between us and a company or business in which Guggenheim (or one of its clients) has a significant commercial interest, which could include equity, debt or other form of investment or interest. Any such approval will be given or withheld by the relevant parties solely taking into account their own interests or the interests of Guggenheim’s clients and without regard to our interests.

In addition, Mr. Andrew Rosenfield, our president and director, is also serving as Chief Executive Officer and director of Guggenheim Special Purpose Acquisition Corp. I, an affiliate of Guggenheim and another blank check company, incorporated as a Cayman Islands exempted company for the purpose of effecting a business combination. Guggenheim Special Purpose Acquisition Corp. I may have interests that differ materially from or take actions that are directly adverse to us, our public stockholders or a business we seek to acquire. To the extent any conflict of interest arises between us and Guggenheim Special Purpose Acquisition Corp. I, Mr. Rosenfield, as a member of the board of directors of Guggenheim Special Purpose Acquisition Corp. I, will resolve such conflicts of interest in his sole discretion in accordance with his then existing fiduciary, contractual and other duties and there can be no assurance that such conflict of interest will be resolved in our favor.

In order to help finance an initial business combination, Guggenheim may (but are not obligated to and has no current intention to do so) enter into financing arrangements with us. Such financing arrangements may provide Guggenheim with certain rights that might be detrimental to our equity holders, including our public stockholders, as well as those of the business we seek to acquire. Guggenheim may also co-invest with us in the target business at the time of our initial business combination, which may give rise to certain conflicts of interest.

We have no investment management, advisory, consulting or other agreement in place with Guggenheim or any of its affiliates that obligates them to undertake efforts on our behalf or that govern the manner in which they will allocate investment opportunities. We may engage service providers from Guggenheim for services in connection with identifying and investigating potential targets for, and the consummation and financing of, our business combination, and we may pay fees, including non-cash compensation, and reimburse expenses for any such services. Similarly, Guggenheim, including Guggenheim Securities LLC, may provide services to prospective acquisition targets, including in connection with or following an initial business combination with us, and may receive fees and other compensation and expense reimbursements in exchange for such services. Further, Guggenheim Securities advises clients on acquisition activities and clients of Guggenheim Securities may also compete with us for acquisition opportunities or may be targets of ours. Guggenheim will resolve conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties, as well as other considerations, and there can be no assurance that such conflict of interest will be resolved in our favor. In addition, Guggenheim may make loans to us or own a company that we seek to acquire, or otherwise invest in other positions that rank senior in preference to our common stock or the common stock of a company that we seek to acquire. These and other activities may result in actual or apparent conflicts of interest.

We are not an investment advisory client of Guggenheim under the Investment Advisers Act, and we are not an investment company under the Investment Company Act.

Our sponsor, Guggenheim and the Gores Group do not and will not provide any investment advice to us, and we are not an investment advisory client of Guggenheim under the Investment Advisers Act of 1940 (the “Advisers Act”). We are not a fund or a company managed by Guggenheim. This means that we are not entitled to the protections afforded to clients under the Advisers Act, and the sponsor, Guggenheim and the Gores Group owe no fiduciary duties to us under the Advisers Act. In particular, Guggenheim and the Gores Group have no fiduciary or other duties to present us with any prospective initial business combination opportunities or any information, investment strategies, opportunities or ideas known to them or developed or used in connection with their other business activities, and, in certain cases, may be prohibited from doing so.

In addition, we are not an investment company under the Investment Company Act, and we are not entitled to the protections afforded to investment companies under that law.

Since our Sponsor, officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target business is appropriate for our initial business combination.

On February 10, 2021, the Sponsor purchased 21,562,500 Founder Shares for $25,000, or approximately $0.001 per share. On May 9, 2021, the Sponsor forfeited 1,562,500 Founder Shares for no consideration, resulting in an aggregate of 20,000,000 outstanding Founder Shares. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares after the Public Offering. On March 22, 2021, our Sponsor transferred 25,000 Founder Shares to each of our independent directors at their original purchase price. The Founder Shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor purchased an aggregate of 9,000,000 private placement warrants, each exercisable for one share of our Class A Common Stock at $11.50 per share, for a purchase price of approximately $18,000,000, or $2.00 per whole warrant, that will also be worthless if we do not complete a business combination. Holders of Founder Shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any Founder Shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director, and we may pay our Sponsor, officers, directors and any of their respective affiliate’s fees and expenses in connection with identifying, investigating and consummating an initial business combination.

The personal and financial interests of our Sponsor, its affiliates or our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as March 25, 2023 nears, which is the deadline for our completion of an initial business combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

General Risk Factors

We are a newly formed company with no operating history and no revenues, and investors have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed company with no operating results, and we will not commence operations until completing our initial business combination. Because we lack an operating history, investors have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Common Stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preferred stock, and the fact that prior to the completion of our initial business combination only holders of the Founder Shares, which have been issued to our Sponsor, are entitled to vote on the appointment of directors, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation require, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

If we take advantage of Nasdaq’s controlled company standards, we would be exempt from various corporate governance requirements.

Nasdaq listing rules generally define a “Controlled Company” as any company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. Prior to the vote on our initial business combination, only holders of the Founder Shares will have the right to vote on the election of directors;

provided, however, that with respect to the election of directors in connection with a meeting of the stockholders of the Company in which a business combination is submitted to the stockholders of the Company for approval, holders of the Class A Common Stock and holders of the Founder Shares, voting together as a single class, shall have the exclusive right to vote for the election of directors. Other than pursuant to the provision in the preceding sentence, holders of the Class A Common Stock will not be entitled to vote on the election of directors prior to the consummation of the initial business combination. More than 50% of the Founder Shares are held by our Sponsor. Accordingly, prior to the vote on our initial business combination, we would likely satisfy the definition of being a controlled company. As indicated herein, we will not use the related exemptions to Nasdaq’s governance rules under the controlled company standards. However, if we were to change our intentions and take advantage of the controlled company standards, we would be exempt from various corporate governance requirements such as the requirement to have a majority of independent directors and to have nominating/corporate governance and compensation committees comprised entirely of independent directors.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Past performance by Gores or Guggenheim, including our management team, may not be indicative of future performance of an investment in the Company.

Information regarding performance by, or businesses associated with, Gores and Guggenheim, and its affiliates is presented for informational purposes only. Past performance by Gores and Guggenheim and by our management team, including with respect to each of its existing and prior special purpose acquisition companies is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. Investors should not rely on the historical record of Gores’, Guggenheim’s, or our management team’s or any of Gores’ or Guggenheim’s current and prior special purpose acquisition companies’ performance as indicative of the future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. Furthermore, an investment in us is not an investment in Gores or Guggenheim.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Common Stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We would be subject to a second level of U.S. federal income tax on a portion of our income if we are determined to be a personal holding company (a “PHC”), for U.S. federal income tax purposes.

A U.S. corporation generally will be classified as a PHC for U.S. federal income tax purposes in a given taxable year if (i) at any time during the last half of such taxable year, five or fewer individuals (without regard to their citizenship or residency and including as individuals for this purpose certain entities such as certain tax exempt organizations, pension funds and charitable trusts) own or are deemed to own (pursuant to certain constructive ownership rules) more than 50% of the stock of the corporation by value and (ii) at least 60% of the corporation’s adjusted ordinary gross income, as determined for U.S. federal income tax purposes, for such taxable year consists of PHC income (which includes, among other things, dividends, interest, certain royalties, annuities and, under certain circumstances, rents).

Depending on the date and size of our initial business combination, it is possible that at least 60% of our adjusted ordinary gross income may consist of PHC income as discussed above. In addition, depending on the concentration of our stock in the hands of individuals, including the members of our Sponsor and certain tax exempt organizations, pension funds and charitable trusts, it is possible that more than 50% of our stock may be owned or deemed owned (pursuant to the constructive ownership rules) by such persons during the last half of a taxable year. Thus, no assurance can be given that we will not become a PHC following the Public Offering or in the future. If we are or were to become a PHC in a given taxable year, we would be subject to an additional PHC tax, currently 20%, on our undistributed PHC income, which generally includes our taxable income, subject to certain adjustments.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

Our executive offices are located at 6260 Lookout Road, Boulder, Colorado 80301 and our telephone number is (303) 531-3100. Our executive offices are provided to us by an affiliate of our Sponsor. Commencing on March 23, 2021, we have agreed to pay an affiliate of our Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

ITEM 3.       LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this annual report.

ITEM 4.       MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

Our Units began trading on Nasdaq under the symbol “GGPIU” on March 23, 2021. On May 11, 2021, we announced that holders of our units could elect to separately trade the Class A Common Stock and warrants included in the units, or continue to trade the units without separating them. On May 13, 2021, the Class A Common Stock and warrants began trading on Nasdaq under the symbols “GGPI” and “GGPIW,” respectively. Each whole warrant entitles the holder to purchase of one share of Class A Common Stock at a price of $11.50 per share. Warrants may only be exercised for a whole number of shares of Class A Common Stock and will become exercisable on the later of 30 days after the completion of our initial business combination or 12 months from the IPO Closing Date. Our warrants expire five years after the completion of our business combination or earlier upon redemption or liquidation as described in “Item 1. Business.”

(b)	Holders

As of February 24, 2022, there was one holder of record of our Units, one holder of record of our separately traded shares of Class A Common Stock, two holders of record of our separately traded Warrants, and six holders of record of our Class F Common Stock.

(c)	Dividends

We have not paid any cash dividends on our Class A Common Stock or Founder Shares to date and do not intend to pay cash dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our business combination will be within the discretion of our Board at such time. In addition, our Board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(d)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On February 10, 2021, the Sponsor purchased 21,562,500 Founder Shares for $25,000, or approximately $0.001 per share. On May 9, 2021, the Sponsor forfeited 50,000 Founder Shares for no consideration, resulting in an aggregate of 20,000,000 outstanding Founder Shares. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of the Public Offering. On March 22, 2021, the Sponsor transferred 25,000 Founder Shares to each of the independent directors at their original purchase price.

The Sponsor has purchased from the Company an aggregate of 8,500,000 whole warrants at a price of $2.00 per warrant (a purchase price of approximately $17,000,000) in a private placement that occurred simultaneously with the completion of the Public Offering. On April 22, 2021, substantially concurrently with the sale of the Over-allotment Option Units, the Company completed a private placement with the Sponsor for an additional 500,000 warrants at a price of $2.00 per warrant, generating gross proceeds of $1,000,000. Each Private Placement Warrant entitles the holder to purchase one share of Class A Common Stock at $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering to be held in the Trust Account pending completion of the Business Combination. The Private Placement Warrants have terms and provisions that are identical to those of the public warrants sold as part of the units in the Public Offering, except that the Private Placement Warrants may be physical (cash) or net share (cashless) settled and are not redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than our Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the Warrants.

The sales of the above securities by the Company were exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On March 22, 2021, our registration statement on Form S‑1 (File No. 333-253338) was declared effective by the SEC for the Public Offering pursuant to which we sold an aggregate of 80,000,000 Units at an offering price to the public of $10.00 per Unit, including 5,000,000 Units as a result of the underwriters’ partial exercise of its over-allotment option, generating gross proceeds of $800,000,000.

After deducting the underwriting discounts and commissions (excluding the Deferred Discount, which amount will be payable upon the consummation of our Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants were $802,000,000, of which $800,000,000 (or $10.00 per share sold in the Public Offering) was placed in the Trust Account in the United States maintained by the trustee.

Through December 31, 2021, we incurred approximately $16,757,840 for costs and expenses related to the Public Offering. We paid a total of $16,000,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $28,000,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated March 24, 2021 which was filed with the SEC.

Our Sponsor, officers and directors have agreed, and our amended and restated certificate of incorporation provides, that we will have until March 25, 2023 to complete our Business Combination. If we are unable to complete our Business Combination by March 25, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

As of December 31, 2021, after giving effect to our Public Offering and our operations subsequent thereto, approximately $800,056,447 was held in the Trust Account, and we had approximately $302,504 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

Item 6.       [RESERVED]

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated on December 21, 2020 as a Delaware corporation and formed for the purpose of effecting a Business Combination with one or more target businesses. We completed our Public Offering on March 25, 2021.

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than the active solicitation of a target business with which to complete a business combination.

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

New PIPE Subscription Agreements

In connection with the PIPE Assignment, on December 17, 2021, the Company and ListCo entered into subscription agreements (the “New PIPE Subscription Agreements”) with the New PIPE Investors, which include certain affiliates and employees of Sponsor. Pursuant to the New PIPE Subscription Agreements, the New PIPE Investors have agreed to collectively subscribe for approximately 14.3 million ListCo Class A ADSs (the “New PIPE Shares”) for an average price of approximately $9.54 per ListCo Class A ADS, reflecting an aggregate investment amount of approximately $136.0 million. The New PIPE Subscription Agreements are substantially similar to the PIPE Subscription Agreements. The aggregate amount of the PIPE investment and number of ListCo Class A ADSs to be purchased pursuant thereto remains unchanged.

Sponsor Subscription Agreement

On December 17, 2021, (i) the Sponsor assigned a portion of its commitment to purchase ListCo Class A ADSs, in an aggregate investment amount equaling approximately $63.0 million (the “Sponsor Assignment”), to certain investors and (ii) the Company, ListCo and Sponsor amended the Sponsor Subscription Agreement to reflect the Sponsor Assignment. As a result, pursuant to the Sponsor Subscription Agreement, as amended, Sponsor has agreed to subscribe for approximately 2.15 million ListCo Class A ADSs for a purchase price of $9.09 per ListCo Class A ADS on the date of Closing, for an aggregate investment of approximately $19.5 million. The Sponsor Subscription Agreement, as amended, is substantially similar to the PIPE Subscription Agreements (as defined below), except with regards to purchase price and that the Sponsor has the right to assign its commitment to purchase the ListCo Class A ADSs under the Sponsor Subscription Agreement in advance of the closing of the Business Combination.

Volvo Cars Subscription Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, the Company and ListCo entered into a subscription agreement (the “Volvo Cars Subscription Agreement,” and, together with the PIPE Subscription Agreements and the Sponsor Subscription Agreement, the “Subscription Agreements”) with Snita Holding B.V., a corporation organized under the laws of Netherlands (“Snita”) and a wholly owned indirect subsidiary of Volvo Car AB (publ) (“Volvo Cars”). Pursuant to the Volvo Cars Subscription Agreement, Snita agreed to subscribe for an additional 10 million ListCo Class A ADSs for a purchase price of $10.00 per share on the date of Closing. The Volvo Cars Subscription Agreement is substantially similar to the PIPE Subscription Agreements, except with regards to purchase price. Snita may, in accordance with the terms of the Volvo Cars Subscription Agreement, syndicate its commitment to acquire the ListCo Class A ADSs to be purchased under the Volvo Cars Subscription Agreement in advance of the closing of the Business Combination. On December 17, 2021 (i) Snita assigned a portion of its commitment to purchase ListCo Class A ADSs, in an aggregate investment amount equaling approximately $73.0 million (the “Volvo Assignment,” and together with the Sponsor Assignment, the “PIPE Assignment”) to purchase the ListCo Class A ADSs to certain investors (the investors who were assigned commitments pursuant to the PIPE Assignment, collectively, the “New PIPE Investors”) and (ii) the Company, ListCo and Snita amended the Volvo Car Subscription Agreement to reflect the Volvo Assignment. As a result, pursuant to the Volvo Cars Subscription Agreement, as amended, Snita has agreed to subscribe for approximately 2.70 million ListCo Class A ADSs for a purchase price of $10.00 per ListCo Class A ADS on the date of Closing, for an aggregate investment of approximately $27.0 million. The Volvo Cars Subscription Agreement, as amended, is substantially similar to the PIPE Subscription Agreements, except with regards to purchase price and that Snita may, in accordance with the terms of the Volvo Cars Subscription Agreement, assign its commitment to purchase the ListCo Class A ADSs under the Volvo Cars Subscription Agreement in advance of the closing of the Business Combination.

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

Amendment to the Sponsor and Supporting Stockholders Lock-Up Agreement

On December 17, 2021, the parties to the Sponsor and Supporting Sponsor Stockholders Lock-Up Agreement entered into Amendment No. 1 to the Sponsor and Supporting Sponsor Stockholders Lock-Up Agreement (the “Lock-Up Agreement Amendment”). The Lock-Up Agreement Amendment provides for amendments to the Sponsor and Supporting Sponsor Stockholders Lock-Up Agreement to increase the amount of the Company’s Class F Common Stock (“Company Class F Common Stock”) that will be cancelled by the Company in connection with the Closing from 1,501,651 shares of Company Class F Common Stock to 1,533,873 shares of Company Class F Common Stock.

The foregoing description of the Lock-Up Agreement Amendment does not purport to be complete and is qualified in its entirety by the terms and conditions of the Lock-Up Agreement Amendment, a copy of which is attached hereto as Exhibit 10.3 and is incorporated herein by reference.

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

On December 17, 2021, the parties to the Registration Rights Agreement entered into Amendment No. 1 to the Registration Rights Agreement (the “Registration Rights Agreement Amendment”), to provide for certain administrative changes to reflect the BCA Amendment and the New PIPE Subscription Agreements. The foregoing description of the Registration Rights Agreement Amendment does not purport to be complete and is qualified in its entirety by the terms and conditions of the Registration Rights Agreement Amendment, a copy of which is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

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

Results of Operations

For the period from January 1, 2021 to December 31, 2021, we had a net loss of ($81,941,027), of which 72,750,000 is a non-cash expense related to the change in fair value of the warrant liability. Our business activities during the year mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by March 25, 2023. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

As indicated in the accompanying unaudited financial statements, at December 31, 2021, we had $469,409 in cash and deferred offering costs of $28,000,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure investors that our plans to complete our Business Combination will be successful.

Liquidity and Capital Resources

On February 10, 2021, the Sponsor purchased 21,562,500 Founder Shares for $25,000, or approximately $0.001 per share. On April 8, 2021, the Sponsor forfeited 1,562,500 Founder Shares for no consideration, resulting in an aggregate of 20,000,000 outstanding Founder Shares. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of the Public Offering. On March 22, 2021, the Sponsor transferred 25,000 Founder Shares to each of the independent directors at their original purchase price.

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

Prior to the completion of the Public Offering, Company borrowed $300,000 by the issuance of an unsecured promissory note from the Sponsor for $300,000 to cover expenses related to the Public Offering. This Note was non-interest bearing and payable on the earlier of February 28, 2022 or the completion of the Public Offering. This Note was repaid in full upon the completion of the Public Offering.

On April 20, 2021, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for ongoing operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) March 11, 2023 or (ii) the date on which the Company consummates the Business Combination. As of December 31, 2021, the amount advanced by Sponsor to the Company was $2,000,000.

As of December 31, 2021 and December 31, 2020, we had cash held outside of the Trust Account of $302,504 and $0, respectively, which is available to fund our working capital requirements. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes.

In addition, at December 31, 2021 and December 31, 2020, the Company had current liabilities of $104,929,383 and $1,782 and working capital of ($103,149,599) and ($1,782), respectively, the balances of which are primarily related to warrants we have recorded as liabilities as described in Notes 2 and 3. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after December 31, 2021 and amounts are continuing to accrue. Additionally, the warrant liability will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.

We intend to use substantially all of the funds held in the Trust Account, including interest (which interest shall be net of Regulatory Withdrawals and taxes payable) to consummate our Business Combination. Moreover, we may need to obtain additional financing either to complete a Business Combination or because we become obligated to redeem a significant number of shares of our Class A Common Stock upon completion of a Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate our Business Combination, the remaining proceeds held in our Trust Account, if any, will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategy. Following the closing of a Business Combination, we do not expect there to be remaining proceeds in our Trust Account.

As of December 31, 2021, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $20,000 to The Gores Group for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

The underwriters are entitled to underwriting discounts and commissions of 5.5% ($44,000,000), of which 2.0% ($18,000,000) was paid upon close of the Public Offering, and 3.5% ($28,000,000) was deferred. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the

Company completes a Business Combination, subject to the terms of the underwriting agreement. The underwriters are not entitled to any interest accrued on the Deferred Discount.

Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of December 31, 2021 and the results of operations and cash flows for the periods presented. Operating results for the period ended December 31, 2021 are not necessarily indicative of results that may be expected for the full year or any other period.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2021.

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

In addition, at December 31, 2021 and December 31, 2020, the Company had current liabilities of $104,929,383 and $1,782 and working capital of ($103,149,599) and ($1,782), respectively, the balances of which are primarily related to warrants we have recorded as liabilities as described in Notes 2 and 3. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after December 31, 2021 and amounts are continuing to accrue. Additionally, the warrant liability will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.

Critical Accounting Policies and Critical Accounting Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Net loss per common share

The Company has two classes of shares, which are referred to as Class A Common Stock and the Founders Shares. Net income/(loss) per common share is computed utilizing the two-class method. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on an allocation of undistributed earnings per the rights of each class. At December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period.

Warrant Liability

We account for the warrants issued in connection with our initial public offering in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Company utilizes a Monte Carlo simulation methodology to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable ‘blank-check’ companies that recently went public in 2020 and 2021. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the closing of a Business Combination, and the contractual five year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the period ended December 31, 2021 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of December 31, 2021, $800,056,447 (including accrued interest and dividends and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of December 31, 2021, investment securities in the Company’s Trust Account consisted of $800,056,447 in money market funds. As of December 31, 2021, the effective annualized rate of return generated by our investments was approximately 0.0007%.

We have not engaged in any hedging activities during the year ended December 31, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8.       Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	69

Balance Sheets as of December 31, 2021 and December 31, 2020	70

Statements of Operations For the Period from December 21, 2020 (inception) through December 31, 2020 and for the year ended December 31, 2021	71

Statements of Changes In Stockholders’ Deficit for the Period from December 21, 2020 (inception) through December 31, 2020 and for the year ended December 31, 2021	72

Statements of Cash Flows For the Period from December 21, 2020 (inception) through December 31, 2020 and for the year ended December 31, 2021	73

Notes to Financial Statements	74

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Gores Guggenheim, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Gores Guggenheim, Inc. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

PCAOB ID #100

We have served as the Company's auditor since 2021.

New York, New York

February 24, 2022

PCAOB ID #100

GORES GUGGENHEIM, INC.

BALANCE SHEETS

	December 31, 2021	December 31, 2020
CURRENT ASSETS:
Cash and cash equivalents	$302,504	$—
Prepaid assets	1,477,280	—
Total current assets	1,779,784	—
Investments held in Trust Account	800,056,447	—
Total assets	$801,836,231	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses, formation and offering costs	$6,729,383	$1,332
State franchise tax accrual	200,000	450
Public warrants derivative liability	61,440,000	—
Private warrants derivative liability	34,560,000	—
Notes and advances payable - related party	2,000,000	—
Total current liabilities	104,929,383	1,782
Deferred underwriting compensation	28,000,000	—
Total liabilities	$132,929,383	$1,782

Commitments and contingencies
Class A subject to possible redemption, 80,000,000 and -0- shares at December 31, 2021 and December 31, 2020, respectively (at redemption value of $10 per share)	800,000,000	—

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Common stock
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized	—	—
Class F Common Stock, $0.0001 par value; 40,000,000 shares authorized, 20,000,000 and -0- shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	2,000	—
Additional paid-in-capital	—	—
Accumulated deficit	(131,095,152)	(1,782)

Total stockholders’ deficit	(131,093,152)	(1,782)

Total liabilities and stockholders’ deficit	$801,836,231	$—

See accompanying notes to financial statements.

GORES GUGGENHEIM, INC.

STATEMENTS OF OPERATIONS

		For the period from
		December 21, 2020
	Year Ended	(inception) through
	December 31, 2021	December 31, 2020
Revenues	$—	$—
Professional fees and other expenses	(8,214,978)	(1,332)
State franchise taxes, other than income tax	(200,000)	(450)
Loss from change in fair value of warrant liability	(72,750,000)	—
Allocated expense for warrant issuance cost	(832,496)	—
Net loss from operations	(81,997,474)	(1,782)
Other income - interest income	56,447	—
Net loss before income taxes	$(81,941,027)	$(1,782)
Provision for income tax	—	—
Net loss attributable to common shares	$(81,941,027)	$(1,782)

Net loss per common share:
Class A Common Stock - basic and diluted	$(1.73)	$-
Class F Common Stock - basic and diluted	$(1.73)	$-

See accompanying notes to financial statements.

GORES GUGGENHEIM, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	For the Period from December 21, 2020 (inception) through December 31, 2020
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at December 21, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Net loss	-	-	-	-	-	(1,782)	(1,782)
Balance at December 31, 2020	-	$-	-	$-	$-	$(1,782)	$(1,782)

	Year Ended December 31, 2021
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2021	-	$-	-	$-	$-	$(1,782)	$(1,782)
Sale of Class F Common Stock to Sponsor on February 10, 2021 at $0.0001 par value	-	-	21,562,500	2,156	22,844	-	25,000
Forfeited Class F Common Stock by Sponsor	-	-	(1,562,500)	(156)	156		-
Excess of fair value paid by founders for warrants	-	-	-	-	9,630,000	-	9,630,000
Subsequent measurement of Class A Common Stock subject to redemption against additional paid-in capital	-	-	-	-	(9,653,000)	-	(9,653,000)
Subsequent measurement of Class A Common Stock subject to redemption against accumulated deficit	-	-	-	-	-	(49,152,343)	(49,152,343)
Net loss	-	-	-	-	-	(81,941,027)	(81,941,027)
Balance at December 31, 2021	-	$-	20,000,000	$2,000	$-	$(131,095,152)	$(131,093,152)

See accompanying notes to financial statements.

GORES GUGGENHEIM, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2021	For the period from December 21, 2020 (inception) through December 31, 2020
Cash flows from operating activities:
Net loss	$(81,941,027)	$(1,782)
Adjustments to reconcile net income to net cash used in operating activities:
Issuance costs related to warrant liability	832,496	—
Changes in fair value warrants derivative liability	72,750,000	—
Changes in operating assets and liabilities:
Changes in state franchise tax accrual	199,550	450
Changes in prepaid assets	(1,477,280)	1,332
Changes in accrued expenses, formation and offering costs	6,728,051	—
Net cash used in operating activities	(2,908,210)	—
Cash flows from investing activities:
Cash deposited in Trust Account	(800,000,000)	—
Interest reinvested in the Trust Account	(56,447)	—
Net cash used in investing activities	(800,056,447)	—
Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	800,000,000	—
Proceeds from sale of Private Placement Warrants to Sponsor	18,000,000	—
Proceeds from sale of Class F Common Stock to Sponsor	25,000	—
Proceeds from notes and advances payable – related party	2,300,000	—
Repayment of notes and advances payable – related party	(300,000)	—
Payment of underwriters’ discounts and commissions	(16,000,000)	—
Payment of accrued offering costs	(757,839)	—
Net cash provided by financing activities	803,267,161	—
Increase in cash	302,504	—
Cash at beginning of period	—	—
Cash at end of period	$302,504	$—
Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$28,000,000	$—
Supplemental disclosure of income and franchise taxes paid:
Cash paid for income and state franchise taxes	$450	$—

See accompanying notes to financial statements.

GORES GUGGENHEIM, INC.

NOTES TO FINANCIAL STATEMENTS

1.       Organization and Business Operations

Organization and General

Gores Guggenheim, Inc. (the “Company”) was incorporated in Delaware on December 21, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has neither engaged in any operations nor generated any revenue to date. The Company’s management has broad discretion with respect to the Business Combination. The Company’s Sponsor is Gores Guggenheim Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The Company has selected December 31st as its fiscal year-end.

At December 31, 2021, the Company had not commenced any operations. All activity for the period from December 21, 2020 (inception) through December 31, 2021 relates to the Company’s formation and initial public offering (“Public Offering”) described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company completed the Public Offering on March 25, 2021 (the “IPO Closing Date”). The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. Subsequent to the Public Offering, the Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering and the sale of the Private Placement Warrants (as defined below) held in the Trust Account (as defined below).

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

The Business Combination Agreement

Pre-Closing Reorganization

In connection with the Merger, prior to the closing of the Transactions (the “Closing”), Parent will, and will cause ListCo, Polestar Singapore, Polestar Sweden and their respective subsidiaries

WEIL:\98464410\4\50070.0003

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

New PIPE Subscription Agreements

In connection with the PIPE Assignment, on December 17, 2021, the Company and ListCo entered into subscription agreements (the “New PIPE Subscription Agreements”) with the New PIPE Investors, which include certain affiliates and employees of Sponsor. Pursuant to the New PIPE Subscription Agreements, the New PIPE Investors have agreed to collectively subscribe for approximately 14.3 million ListCo Class A ADSs (the “New PIPE Shares”) for an average price of approximately $9.54 per ListCo Class A ADS, reflecting an aggregate investment amount of approximately $136.0 million. The New PIPE Subscription Agreements are substantially similar to the PIPE Subscription Agreements. The aggregate amount of the PIPE investment and number of ListCo Class A ADSs to be purchased pursuant thereto remains unchanged.

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

Amendment of Sponsor Subscription Agreement

On December 17, 2021, (i) the Sponsor assigned a portion of its commitment to purchase ListCo Class A ADSs, in an aggregate investment amount equaling approximately $63.0 million (the “Sponsor Assignment”), to certain investors and (ii) the Company, ListCo and Sponsor amended the Sponsor Subscription Agreement to reflect the Sponsor Assignment. As a result, pursuant to the Sponsor Subscription Agreement, as amended, Sponsor has agreed to subscribe for approximately 2.15 million ListCo Class A ADSs for a purchase price of $9.09 per ListCo Class A ADS on the date of Closing, for an aggregate investment of approximately $19.5 million. The Sponsor Subscription Agreement, as amended, is substantially similar to the PIPE Subscription Agreements (as defined below), except with regards to purchase price and that the Sponsor has the right to assign its commitment to purchase the ListCo Class A ADSs under the Sponsor Subscription Agreement in advance of the closing of the Business Combination.

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

Amendment of Volvo Cars Preference Subscription Agreement

On December 17, 2021 (i) Snita assigned a portion of its commitment to purchase ListCo Class A ADSs, in an aggregate investment amount equaling approximately $73.0 million (the “Volvo Assignment,” and together with the Sponsor Assignment, the “PIPE Assignment”) to purchase the ListCo Class A ADSs to certain investors (the investors who were assigned commitments pursuant to the PIPE Assignment, collectively, the “New PIPE Investors”) and (ii) the Company, ListCo and Snita amended the Volvo Car Subscription Agreement to reflect the Volvo Assignment. As a result, pursuant to the Volvo Cars Subscription Agreement, as amended, Snita has agreed to subscribe for approximately 2.70 million ListCo Class A ADSs for a purchase price of $10.00 per ListCo Class A ADS on the date of Closing, for an aggregate investment of approximately $27.0 million. The Volvo Cars Subscription Agreement, as amended, is substantially similar to the PIPE Subscription Agreements, except with regards to purchase price and that Snita may, in accordance with the terms of the Volvo Cars Subscription Agreement, assign its commitment to purchase the ListCo Class A ADSs under the Volvo Cars Subscription Agreement in advance of the closing of the Business Combination.

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

Amendment to the Sponsor and Supporting Stockholders Lock-Up Agreement

On December 17, 2021, the parties to the Sponsor and Supporting Sponsor Stockholders Lock-Up Agreement entered into Amendment No. 1 to the Sponsor and Supporting Sponsor Stockholders Lock-Up Agreement (the “Lock-Up Agreement Amendment”). The Lock-Up Agreement Amendment provides for amendments to the Sponsor and Supporting Sponsor Stockholders Lock-Up Agreement to increase the amount of the Company’s Class F Common Stock (“Company Class F Common Stock”) that will be cancelled by the Company in connection with the Closing from 1,501,651 shares of Company Class F Common Stock to 1,533,873 shares of Company Class F Common Stock.

The foregoing description of the Lock-Up Agreement Amendment does not purport to be complete and is qualified in its entirety by the terms and conditions of the Lock-Up Agreement Amendment, a copy of which is attached hereto as Exhibit 10.3 and is incorporated herein by reference.

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

Amendment to the Registration Rights Agreement

On December 17, 2021, the parties to the Registration Rights Agreement entered into Amendment No. 1 to the Registration Rights Agreement (the “Registration Rights Agreement Amendment”), to provide for certain administrative changes to reflect the BCA Amendment and the New PIPE Subscription Agreements. The foregoing description of the Registration Rights Agreement Amendment does not purport to be complete and is qualified in its entirety by the terms and conditions of the Registration Rights Agreement Amendment, a copy of which is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

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

Financing

Upon close of the Public Offering and the sale of the Private Placement Warrants, an aggregate of $800,000,000 was placed in a Trust Account with Computershare (the “Trust Account”) acting as Trustee.

The Company intends to finance a Business Combination with the net proceeds from its $800,000,000 Public Offering and its sale of $18,000,000 of Private Placement Warrants.

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act that invest only in direct U.S. government obligations. As of December 31, 2021, the Trust Account consisted of money market funds.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to fund regulatory compliance requirements and other costs related thereto (a “Regulatory Withdrawal”) for a maximum 24 months and/or additional amounts necessary to pay franchise and income taxes, if any, none of the funds held in trust will be released until the earliest of: (i) the completion of the Business Combination; or (ii) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company does not complete the Business Combination by March 25, 2023; or (iii) the redemption of 100% of the public shares of common stock if the Company is unable to complete a Business Combination by March 25, 2023, subject to the requirements of law and stock exchange rules.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination. The Business Combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (less any deferred underwriting commissions and taxes payable on interest income earned) at the time of the Company signing a definitive agreement in connection with the Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest income but less taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest income but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under Nasdaq rules. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. Currently, the Company will not redeem its public shares of common stock in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares of common stock and the related Business Combination, and instead may search for an alternate Business Combination.

As a result of the foregoing redemption provisions, the public shares of common stock will be recorded at redemption amount and classified as temporary equity, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) in subsequent periods.

The Company will have until March 25, 2023 to complete its Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest income, but less taxes payable (less up to $100,000 of such net interest income to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they waived their rights to participate in any redemption with respect to their Founder Shares (as defined below); however, if the Sponsor or any of the Company’s officers, directors or affiliates acquire public shares of common stock, they will be entitled to a pro rata share of the Trust Account in the event the Company does not complete a Business Combination within the required time period.

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

2.       Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of December 31, 2021 and December 31, 2020 and the results of operations and cash flows for the periods presented.

Net Loss Per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock and Class F Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Private and Public warrants to purchase 25,000,000 shares of Common Stock at $11.50 per share were issued on March 25, 2021. At December 31, 2021, no warrants have been exercised. The 25,000,000 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months and year ended December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Year Ended December 31, 2021		For the period from December 21, 2020 (inception) through December 31, 2020
	Class A	Class F	Class A	Class F
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(106,532,707)	$(34,213,663)	$-	$(1,782)

Denominator:
Weighted-average shares outstanding	61,424,658	19,726,923	-	21,562,500
Basic and diluted net loss per share	$(1.73)	$(1.73)	$-	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution as well as the Trust Account, which at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

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

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs were $44,757,840 (including $44,000,000 in underwriters’ fees) consisting principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and are charged to stockholders’ temporary equity upon the completion of the Public Offering. Since the Company is required to classify the warrants as derivative liabilities, offering costs totaling $832,496 are reflected as an expense in the statements of operations.

Redeemable Common Stock

As discussed in Note 3, all of the 80,000,000 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A Common Stock has been classified outside of permanent equity.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2021 and December 31, 2020.

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

Cash Equivalents Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. The Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At December 31, 2021, the Company had $800,056,447 in the Trust Account which may be utilized for Business Combinations. At December 31, 2021, the Trust Account consisted of money market funds.

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Company’s statements of operations. For issued or modified warrants that meet all of the criteria for equity classifications, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

In addition, at December 31, 2021 and December 31, 2020, the Company had current liabilities of $104,929,383 and $1,782 and working capital of ($103,149,599) and ($1,782), respectively, the balances of which are primarily related to warrants we have recorded as liabilities as described in Notes 2 and 3. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after December 31, 2021 and amounts are continuing to accrue. Additionally, the warrant liability will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.

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

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features do not qualify for equity classification in FASB ASC Topic 815-40 “Derivatives and Hedging – Contracts in Entity’s Own

Equity.” The fair value of the public warrants at March 23, 2021 was a liability of $13,950,000. At December 31, 2021, the fair value has increased to $61,440,000. After consideration of the warrant value included in the Over-Allotment Option Units, the change in fair value of $46,560,000 is reflected as an expense in the statements of operations.

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

As of December 31, 2021, the Class A Common Stock reflected on the balance sheet are reconciled in the following table. The accretion of carrying value to redemption value was fully recognized by June 30, 2021. There has been no additional accretion since:

As of December 31, 2021
Gross proceeds	$800,000,000
Less:
Proceeds allocated to public warrants	(14,880,000)
Class A shares issuance costs	(43,925,343)
Plus:
Accretion of carrying value to redemption value	58,805,343
Contingently redeemable Class A Common Stock	$800,000,000

4.       Related Party Transactions

Founder Shares

On February 10, 2021, the Sponsor purchased 21,562,500 Founder Shares for $25,000, or approximately $0.001 per share. On March 22, 2021, the Sponsor transferred 25,000 Founder Shares to each of the Company’s three independent directors at their original purchase price. On May 9, 2021, the Sponsor forfeited 1,562,500 Founder Shares following the expiration of the unexercised portion of underwriters’ over-allotment option, so that the Founder Shares held by the Initial Stockholders would represent 20.0% of the outstanding shares of common stock following completion of the Public Offering. The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that the Founder Shares will automatically convert into shares of Class A Common Stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s amended and restated certificate of incorporation.

The sale of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants issued upon conversion of working capital loans, if any, have registration rights (in the case of the Founder Shares, only after conversion of such shares to common shares) pursuant to a registration rights agreement entered into by the Company, the Sponsor and the other security holders named therein on March 25, 2021. These holders will also have certain demand and “piggy back” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

On April 20, 2021, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for on-going operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) March 11, 2023 or (ii) the date on which the Company consummates the Business Combination. As of December 31, 2021, the net amount advanced by Sponsor to the Company was $2,000,000.

Administrative Services Agreement

The Company entered into an administrative services agreement pursuant to which it agreed to pay to an affiliate of the Sponsor $20,000 a month for office space, utilities and secretarial support. Services commenced on March 23, 2021 (the date the securities were first listed on the Nasdaq Capital Market) and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company.

For the period commencing March 25, 2021 through December 31, 2021 the Company has accrued and paid the affiliate $185,806.

5.       Deferred Underwriting Compensation

The Company is committed to pay a deferred underwriting discount totaling $28,000,000 or 3.50% of the gross offering proceeds of the Public Offering, to the underwriters upon the Company’s consummation of a Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount, and no Deferred Discount is payable to the underwriters if there is no Business Combination.

6.       Income Taxes

Effective Tax Rate Reconciliation

A reconciliation of the statutory federal income tax expense to the income tax expense from continuing operations provided at December 31, 2021 as follows:

Year Ended
December 31, 2021
Income tax expense/(benefit) at the federal statutory rate	$(17,207,616)
Capitalized Transaction Expenses	1,336,614
Warrant Liability	15,452,324
State income taxes - net of federal income tax benefits	(73,692)
Change in valuation allowance	492,370
Total income tax expense (benefit)	$-

Current/Deferred Taxes

Year Ended
December 31, 2021
Current income tax expense/(benefit)
Federal	$-
State	-
Total current income tax expense/(benefit)	$-
Deferred income tax expense/(benefit)
Federal	$-
State	-
Total deferred income tax expense/(benefit)	$-
Provision for income taxes	$-

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021:

December 31, 2021
Deferred tax assets
Accrued Expenses	$162,153
Net operating losses	332,129
Total deferred tax assets	494,282
Valuation allowance	(492,808)
Net deferred tax assets	1,474

Deferred tax liabilities
Prepaids	(513)
Accrued Income	(961)
Total deferred tax liabilities	(1,474)
Net Deferred Tax Asset (Liability)	$-

7.        Fair Value Measurement

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. ASC 820 determines fair value to be the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

Warrants

The Company has determined that warrants issued in connection with its initial public offering in March 2021 are subject to treatment as a liability. The Company utilized a Monte Carlo simulation methodology to value the warrants for periods prior to public warrant trading and observable transactions for subsequent periods, with changes in fair value recognized in the statements of operations. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable ‘blank-check’ companies that recently went public in 2020 and 2021. Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in Month 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of Month 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. No assets or liabilities are measured at fair value as of December 31, 2020.  At December 31, 2021, there were observable transactions in the Company’s public warrants. At December 31, 2021, the Public Warrants had adequate trading volume to provide a reliable indication of value. The Public Warrants were valued at $3.84 at December 31, 2021. The fair value of the Private Placement Warrants was deemed to be equal to the fair value of the Public Warrants because the Private Placement Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants.

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public and Private Warrants as of December 31, 2021, is classified as Level 1 and Level 2, respectively, due to the use of both observable inputs in an active market as well as quoted prices in active markets for similar assets and liabilities.

As of December 31, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $34.6 million and $61.4 million, respectively, based on the closing price of GGPIW on that date of $3.84.

As of March 23, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $8.4 million and $14.9 million, respectively, based on the closing price of GGPIU on that date of $10.00.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Cash, Cash Equivalents and Other Investments Held in Trust Account	$800,056,447	$800,056,447	$—	$—

Derivative warrant liabilities:
Public warrants	(61,440,000)	(61,440,000)	—	—
Private placement warrants	(34,560,000)	—	(34,560,000)	—

8.       Stockholders’ Deficit

Common Stock

The Company is authorized to issue 440,000,000 shares of common stock, consisting of 400,000,000 shares of Class A Common Stock, par value $0.0001 per share and 40,000,000 shares of Class F Common Stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock and vote together as a single class. At December 31, 2021 and December 31, 2020, there were 80,000,000 and -0- shares of Class A Common Stock and 20,000,000 and -0- shares of Class F Common Stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

9.       Risk and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

10.       Subsequent Events

On February 18, 2022, the Sponsor extended the maturity date of promissory note issued by the Company to the Sponsor. The note remains unsecured, non-interest bearing and matures on the earlier of: (i) March 11, 2023 or (ii) the date on which the Company consummates a Business Combination. There are no other items which require adjustment or disclosure other than those set forth in the preceding notes to the financial statements.

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On November 1, 2021, the audit committee of the board of directors of Gores Guggenheim, Inc., a Delaware corporation (the “Company”) approved the engagement of WithumSmith+Brown, PC (“Withum”) as the Company’s independent registered public accounting firm to audit the Company’s financial statements for the year ended December 31, 2021. Accordingly, KPMG LLP (“KPMG”), the Company’s prior independent registered public accounting firm, was informed on November 3, 2021 that it was dismissed as the Company’s independent registered public accounting firm.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

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

As required by Rules 13a‑15 and 15d‑15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) were effective.

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and officers are as follows:

Name	Age	Title
Alec Gores	68	Chairman
Mark R. Stone	58	Chief Executive Officer
Andrew M. Rosenfield	70	President and Director
Andrew McBride	41	Chief Financial Officer and Secretary
Randall Bort	57	Director
Elizabeth Marcellino	64	Director
Nancy Tellem	69	Director

Alec Gores has been our Chairman since December 2020. Mr. Gores is the Founder, Chairman and Chief Executive Officer of The Gores Group, a global investment firm focused on acquiring businesses that can benefit from the firm’s operating expertise. Mr. Gores implemented an operational approach to private equity investing when he founded The Gores Group in 1987 by operating businesses alongside management, or in some cases in lieu of management, to build value in those entities. Since then, the firm has acquired more than 120 businesses including a current portfolio of 8 active companies worldwide. Mr. Gores began his career as a self-made entrepreneur and operating executive. In 1978, he self-funded and founded Executive Business Systems (EBS), a developer and distributor of vertical business software systems. Within seven years, EBS had become a leading value-added reseller in Michigan and employed over 200 people. In 1986, CONTEL purchased EBS, and Mr. Gores subsequently began acquiring and operating non-core businesses from major corporations and building value in those entities, a decision that ultimately led to the founding of what has evolved into The Gores Group today. Under his leadership, The Gores Group has continued to acquire businesses in need of operational and financial resources, while creating value and working with management teams to establish an entrepreneurial environment as a foundation for sustainable growth. This philosophy has served the firm well. Mr. Gores served as the Chairman of the board of directors of Gores Holdings I from its inception in June 2015 until completion of the Hostess acquisition in November 2016, as the Chairman of the board of directors of Gores Holdings II from its inception in August 2016 until completion of the Verra acquisition in October 2018, as the Chairman of the board of directors of Gores Holdings III from its inception in October 2017 until the completion of the PAE acquisition in February 2020, as the Chairman of the board of directors of Gores Holdings IV since June 2019 until the completion of the UWM acquisition in January 2021, as the Chairman of the Board of Directors of Gores Holdings V from June 2020 until the completion of the AMP acquisition in August 2021, and as Chairman of Gores Holdings VI from June 2020 until the completion of the Matterport acquisition in July 2021. Additionally, Mr. Gores served as the Chief Executive Officer and Director of Gores Metropoulos from its inception in August 2018 until the completion of the Luminar acquisition in December 2020 and has served as a director of Luminar since December 2020 and as the Chief Executive Officer and a director of Gores Metropoulos II from July 2020 until the completion of the Sonder acquisition in January 2022. In addition, Mr. Gores has served as the Chairman of the board of directors of Gores VII and Gores VIII since September 2020, Gores Technology I since December 2020, Gores Technology II since December 2020 and Gores IX since January 2022. Mr. Gores holds a degree in Computer Science from Western Michigan University. Mr. Gores’ significant investment and financial expertise make him well qualified to serve as a member of our board of directors.

Mark R. Stone has been our Chief Executive Officer since December 2020. Mr. Stone is a Senior Managing Director of The Gores Group. Mr. Stone is a member of the Investment Committee and a member of the Office of the Chairman of The Gores Group. Mr. Stone has worked at The Gores Group for more than fifteen years. Mr. Stone served as the Chief Executive Officer of Gores Holdings I from its inception in June 2015 until completion of the Hostess acquisition in November 2016 and served as a Director of Hostess until April 2018. Additionally, Mr. Stone served as the Chief Executive Officer of Gores Holdings II from its inception in August 2016 until completion of the Verra Mobility acquisition in October 2018, as the Chief Executive Officer of Gores Holdings III from its inception in October 2017 until the completion of the PAE acquisition in February 2020, as the Chief Executive Officer of Gores Holdings IV from June 2019 until the completion of the UWM acquisition in January 2021, as Chief Executive Officer of Gores Holdings V from June 2020 until the completion of the AMP acquisition in August 2021, and as the Chief Executive Officer of Gores Holdings VI from June 2020 until the completion of the Matterport acquisition in July 2021. Mr. Stone has served as the Chief Executive Officer of Gores VII and Gores VIII since September 2020 and Gores IX since

January 2022. From 2005 until 2013, Mr. Stone primarily focused on worldwide operations of Gores’ portfolio companies and Gores’ operational due diligence efforts. He has been a senior team member with key responsibility in several turnaround, value-oriented investment opportunities, including Stock Building Supply, a supplier of building materials and construction services to professional home builders and contractors in the United States; United Road Services, a provider of finished vehicle logistics services; and Sage Automotive Interiors, the largest North American manufacturer of high-performance automotive seat fabrics. Mr. Stone has also been involved with the acquisitions, successful carve-outs and transformations of Lineage Power and VincoTech, manufacturers of telecom conversion products, electronic OEMs, power modules, GPS products and electronic manufacturing services, from TE Connectivity Ltd.; Therakos, a global leader in advanced technologies for extracorporeal photopheresis (ECP), from Johnson & Johnson; and Sagem Communications, a Paris-based manufacturer of set-top boxes, residential terminals, printers and other communications equipment, from the Safran Group. He has served as Executive Chairman and/or CEO of several portfolio companies including Siemens Enterprise Communications, a leading Munich-based global corporate telephony (PBX) and unified communications (UC) solutions provider, and Enterasys Networks, a global network solutions provider. Prior to joining The Gores Group, Mr. Stone spent nearly a decade as a chief executive transforming businesses across the services, industrial and technology sectors. Mr. Stone spent five years with The Boston Consulting Group as a member of their high technology and industrial goods practices and served in the firm’s Boston, London, Los Angeles and Seoul offices. Mr. Stone earned a B.S. in Finance with Computer Science and Mathematics concentrations from the University of Maine and an M.B.A. in Finance from The Wharton School of the University of Pennsylvania.

Andrew M. Rosenfield has been our President and a director since February 2021. Mr. Rosenfield is the President of Guggenheim Partners, which he joined in 2004 as a Managing Partner, where he is responsible for many aspects of firm management and strategic planning and leads the firm’s principal transactions. Mr. Rosenfield is also a Professor of Law at the University of Chicago Law School, whose faculty he joined in 1986. From 2010 through 2018, while remaining a Managing Partner at Guggenheim Partners, Mr. Rosenfield was the founder and Chief Executive Officer of TGG Group, a behavioral economics consulting firm. From 1977 until 2001, Mr. Rosenfield was the co-founder and Chief Executive Officer of Lexecon Inc. (now known as Compass Lexecon), a leading law and economics consulting firm. From 1999 until its sale in 2004, Mr. Rosenfield was the founder and Chief Executive Officer of UNext Inc., an early online education business that partnered with Columbia University, Stanford University, the University of Chicago, Carnegie Mellon University and the London School of Economics. Mr. Rosenfield is active in the Chicago community and is a board member of various non-profit organizations such as the Board of Trustees of The University of Chicago and the Board of Trustees of the Art Institute of Chicago. Mr. Rosenfield received a J.D. from The University of Chicago Law School, an MCRP from Harvard University Graduate School of Design and a B.A. in economics and mathematic from Kenyon College. Mr. Rosenfield’s extensive academic, business and investment experience in, among others, the finance and consulting industries, make him well qualified to serve as a member of our board of directors.

Andrew McBride has been our Chief Financial Officer and Secretary since December 2020. Mr. McBride has served as Director, Finance and Tax at The Gores Group since February 2010, where he is responsible for tax due diligence and structuring of acquisitions, compliance, planning, financial management and portfolio company reporting. Mr. McBride also served as the Chief Financial Officer and Secretary of Gores Holdings I from January 2016 until completion of the Hostess acquisition in November 2016, of Gores Holdings II from its inception in August 2016 until completion of the Verra acquisition in October 2018, of Gores Holdings III from its inception in October 2017 until the completion of the PAE acquisition in February 2020, of Gores Metropoulos from its inception in August 2018 until the completion of the Luminar acquisition in December 2020, of Gores Holdings IV from June 2019 until the completion of the UWM acquisition in January 2021, of Gores Holdings V from June 2020 until the completion of the AMP acquisition in August 2021, of Gores Holdings VI from June 2020 until the completion of the UWM acquisition in January 2021, and of Gores Metropoulos II from July 2020 until completion of the Sonder acquisition in January 2022. Additionally, Mr. McBride has served as the Chief Financial Offider and Secretary of Gores VII and Gores VIII since September 2020, Gores Technology I and Gores Technology II since December 2020, and Gores IX since January 2022. Previously, from January 2008 to January 2010, Mr. McBride worked in the High Net Worth group at Ehrhardt, Keefe, Steiner, and Hottman, P.C. From January 2004 to January 2008, Mr. McBride was with KPMG, LLP, assisting international corporations with tax planning, structuring and compliance issues. Mr. McBride holds a B.S. in Accounting and Finance from the University of Notre Dame and is licensed as a Certified Public Accountant in the State of Colorado.

Randall Bort has served as a member of our board of directors since March 22, 2021. Mr. Bort is a Co-Founder of SandTree Holdings, LLC, a private commercial real estate investment firm, and has been a partner at SandTree since

November 2012. Previously, Mr. Bort was an investment banker at Drexel Burnham Lambert, BT Securities, Donaldson, Lufkin & Jenrette, Credit Suisse First Boston, The Mercanti Group and Imperial Capital. Mr. Bort has significant financial, transactional and capital markets experience across multiple industries and has worked both domestically and in Asia. Mr. Bort earned a B.A. in Economics and Mathematics from Claremont McKenna College and an M.B.A. in Finance and Entrepreneurial Management from The Wharton School of the University of Pennsylvania. Mr. Bort served as a member of the board of directors of Gores Holdings I from August 2015 until completion of the Hostess acquisition in November 2016, as a member of the board of directors of Verra Mobility Corp. (formerly Gores Holdings II) from January 2017 until June 2019, as a member of the board of directors of Gores Holdings III from September 2018 until the completion of the PAE acquisition in February 2020, as a member of the board of directors of Gores Metropoulos from February 2019 until the completion of the Luminar acquisition in December 2020, as a member of the board of directors of Gores Holdings IV from June 2019 until the completion of the UWM acquisition in January 2021,  as a member of the board of directors of Gores Holdings V from August 2020 until completion of the AMP acquisition in August 2021, as a member of the board of directors of Gores Holdings VI from December 2020 until completion of the Matterport acquisition in July 2021, and as a member of the board of directors of Gores Metropoulos II from January 2021 until completion of the Sonder acquisition in January 2022.  In addition, Mr. Bort has served as a member of the board of directors of Gores VII and Gores VIII since March 2021, and Gores IX since January 2022. Mr. Bort also is a member of the Board of Trustees of Children’s Bureau, a non-profit organization based in Los Angeles focused on foster care and the prevention of child abuse. Mr. Bort’s significant investment and financial expertise make him well qualified to serve as a member of our board of directors.

Nancy Tellem has served as a member of our board of directors since March 22, 2021. Ms. Tellem is the Executive Chairperson of Eko, a media network that reimagines storytelling by using proprietary technology to create interactive stories that respond and leverage the interactive nature of today’s media devices. In addition, as a board member of Metro-Goldwyn-Mayer Holdings Inc. (“Metro-Goldwyn-Mayer”) since 2013, Ms. Tellum expanded her role from January through July 2019, becoming Executive Director to the Office of the CEO to help develop the overall long-term strategy for the company. Until October of 2014, Ms. Tellem was President of Xbox Entertainment Studios where she oversaw Microsoft’s TV strategy and created a studio focused on the development and production of interactive programming. From 1997 to 2012, Ms. Tellem was President of the CBS Network Television Entertainment Group. She oversaw both CBS Entertainment Network and CBS Studios. Before CBS, Ms. Tellem was the Executive Vice President of Business and Financial Affairs for Warner Bros. Entertainment Inc. where she shepherded in such hits as “ER” and “Friends.” In 2006, Ms. Tellem was inducted into the Broadcasting & Cable Hall of Fame for her contributions to the electronic arts. Ms. Tellem served as a member of the board of directors of Gores Holdings VI from December 2020 until the completion of the Matterport acquisition in July 2021. Ms. Tellem holds board and advisory positions at numerous digital and media-related companies, including Eko, Metro-Goldwyn-Mayer, Nielsen Holdings plc, LeagueApps, Inc., KODE Labs, Inc. and is a board member of Rocket Companies, Inc., Cranbrook Art Academy and Museum, and Seeds of Peace, Inc. She earned her B.A. from the University of California Berkeley, and received her J.D. from University of California, Hastings College of Law. Ms. Tellem’s significant business and management expertise make her well qualified to serve as a member of our board of directors.

Elizabeth Marcellino has served as a member of our board of directors since March 22, 2021. Ms. Marcellino is a writer and journalist reporting on a wide range of policy issues for Los Angeles-based City News Service. She was previously a managing director at Goldman Sachs Group, Inc., where she worked from 1991 to 2004 in investment banking, portfolio management, and private equity. During her time with the firm’s Principal Investment Area, Ms. Marcellino managed operations and human resources in support of a global team investing $10 billion in corporate private equity funds. Prior to that, as a portfolio manager for Goldman Sachs Asset Management, she launched and managed the Goldman Sachs Real Estate Securities Fund, a total return fund invested primarily in REITs. As an investment banker, Ms. Marcellino advised primarily real estate clients in a wide range of public and private buy-side and sell-side transactions across all property types, including lodging and gaming. She earned a B.A. in Economics from the University of California, Los Angeles and an M.B.A. in Finance and Real Estate from The Wharton School of the University of Pennsylvania. Ms. Marcellino served as a member of the board of directors of Gores Holdings VI from December 2020 until the completion of the Matterport acquisition in July 2021. In addition, Ms. Marcellino has served as a member of the board of directors of Gores VII and Gores IX since February 2021 and January 2022, respectively. Ms. Marcellino also has served as a member of the board of directors of Ardagh Metal Packaging S.A. since August 2021.  Ms. Marcellino sits on the national board of Jumpstart for Young Children (“Jumpstart”), a nonprofit organization working to close the early childhood education gap, and also serves on that board’s finance committee. She is also a board member and treasurer for the Society of Professional Journalists, Greater Los Angeles Chapter. Ms. Marcellino’s

significant investment and management experience make her well qualified to serve as a member of our board of directors.

Number and Terms of Office of Officers and Directors

We have four members of our board of directors. Prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors; provided, however, that with respect to the election of directors in connection with a meeting of our stockholders in which a business combination is submitted to our stockholders for approval, holders of our Class A Common Stock and Founder Shares, voting together as a single class, will have the exclusive right to vote for the election of directors. Other than pursuant to the proviso in the preceding sentence, holders of the Class A Common Stock will not be entitled to vote on the election of directors prior to the consummation of the initial business combination. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. These provisions of our amended and restated certificate of incorporation may only be amended by approval of a majority of our Founder Shares then outstanding. Each of our directors will hold office for a two-year term. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Randall Bort, Nancy Tellem and Elizabeth Marcellino are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

None of our officers or directors has received any cash compensation for services rendered to us. We have agreed to pay an affiliate of our Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. In addition, we may pay our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination. These individuals will also be reimbursed for any out of pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which fees and expenses and the amount of expenses that will be reimbursed.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We established an audit committee of the board of directors. Randall Bort, Nancy Tellem and Elizabeth Marcellino serve as members of our audit committee. Randall Bort serves as the chairman of the audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Randall Bort, Nancy Tellem and Elizabeth Marcellino are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Randall Bort qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
•

pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
•	setting clear hiring policies for employees or former employees of the independent auditors;
•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
•

obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
•

reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We established a compensation committee of the board of directors. Randall Bort, Nancy Tellem and Elizabeth Marcellino serve as members of our compensation committee. Elizabeth Marcellino serves as the chairman of the compensation committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Randall Bort, Nancy Tellem and Elizabeth Marcellino are independent.

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation of all of our other officers;
•	reviewing on an annual basis our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
•	if required, producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

It is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We adopted a Code of Ethics applicable to our directors, officers and employees. We will file a copy of our Code of Ethics and our audit committee charter as exhibits to the registration statement of which this prospectus is a part. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. See the section of this prospectus entitled “Where You Can Find Additional Information.” If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website and/or in a Current Report on Form 8-K. The information included on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Conflicts of Interest

The Gores Group manages several investment vehicles, and Guggenheim provides financial advisory services and engages in private equity investing. Each of Guggenheim, clients of Guggenheim and funds managed by Gores or their respective affiliates may compete with us for acquisition opportunities. If any of them decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated by Guggenheim, or within Gores, including by Mr. Gores, may be suitable for both us and for Guggenheim or a current or future Gores or Guggenheim fund or client and may be directed to such entity rather than to us. Neither Guggenheim, Gores nor members of our management team who are also employed by certain affiliates of Guggenheim or The Gores Group have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless, in the case of members of our management team, presented to such member solely in his or her capacity as an officer of the company. Guggenheim, Gores and/or our management, in their capacities as officers or managing directors of Gores or in their other endeavors, may be required to present potential business combinations to the related entities described above, current or future Gores investment vehicles, Guggenheim or third parties, before they present such opportunities to us.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Specifically, all of our officers and certain of our directors have fiduciary and contractual duties to (i) The Gores Group and certain companies it has invested in or managed, including Gores Holding V, Gores Holding VI, Gores Metropoulos II, Gores Holdings VII, Gores Holdings VIII, Gores Technology, and Gores Technology II and (ii) Guggenheim and certain companies in which it has invested or advising, which include, but not limited to, public and private funds and companies. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. More specifically, Guggenheim manages a significant number of private and public funds and advising public and private companies, governments, and other institutions on numerous investment transactions. Guggenheim, as well as its funds, may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within Guggenheim may be suitable for both us and for current or future funds or companies managed by Guggenheim and its clients and may be directed to such funds or companies, clients or may be used by Guggenheim rather than by us and may never be presented to us. In this respect, neither we, our sponsor, The Gores Group or Guggenheim nor members of our management team who are also employed by either The Gores Group or Guggenheim have any obligation to present us with any opportunity for a potential business combination of which they become aware. The Gores Group and Guggenheim and/or their management, in their capacities as employees of The Gores Group and Guggenheim will be, or in their other endeavors may be, required to present potential business combinations to other entities, before they present such opportunities to us. In addition, we expect that certain members of Guggenheim and The Gores Group will be offered acquisition opportunities on a preferred basis. If any member of Guggenheim or The Gores Group, as applicable, decides to pursue any such opportunity, you should expect that we will be precluded from pursuing such opportunity.

Although we expect to benefit from Guggenheim’s network of relationships and processes for sourcing, executing and evaluating potential acquisition targets, neither Guggenheim nor any of its affiliates has any legal or contractual obligation to seek on our behalf or to present to us investment opportunities that might be suitable for our business, and may allocate any such opportunities at its discretion to us or other parties. We have no investment management, advisory, consulting or other agreement in place with Guggenheim or any of its affiliates that obligates them to undertake efforts on our behalf or that govern the manner in which they will allocate investment opportunities. Further, Guggenheim manages a significant number of funds and companies and will raise additional funds and/or accounts in the future, which will be during the period in which we are seeking our initial business combination. These investments entities may be seeking acquisition opportunities and related financing at any time. We may compete with any one or more of them on any given acquisition opportunity. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, investment funds or companies, accounts, co-investment vehicles and other entities advised or managed by Guggenheim or its affiliates (including, without limitation, arising as a result of Andrew Rosenfield, our president and director, being required to offer acquisition opportunities to Guggenheim), Guggenheim will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties and there can be no assurance that such conflict of interest will be resolved in our favor. See “Risk Factors—Risks Relating to Our Management Team—Our sponsor and Mr. Andrew Rosenfield, our president and director, are affiliated with Guggenheim, which could create significant potential conflicts of interest, including without limitation with our search for an initial business combination.”

Guggenheim, including through Guggenheim Securities and Guggenheim Investments, is and in the future will continue to, be engaged in the business of investing and underwriting, arranging, syndicating or providing financial advisory services with respect to, various forms of debt, equity and other financial instruments, and they may seek (but are not obligated) to provide these services to us or a business we seek to acquire. In connection with these activities, Guggenheim, its affiliates or its clients may provide or participate in any debt financing arrangement in connection with any acquisition, financing or disposition of any target business that we may make. As a result, Guggenheim may have interests that differ materially from or take actions that are directly adverse to us, our public stockholders or a business we seek to acquire, especially where we, any future target or underlying business is facing financial distress.

Additional conflicts could arise where Guggenheim Investments is invested in or will invest client assets in part of an issuer’s or borrower’s capital structure and we are investing in, or considering investing in, a different part of the same issuer’s or borrower’s (or its affiliate’s) capital structure (including but not limited to investments in public versus private securities, investments in debt versus equity, or investments in senior versus subordinated debt), or where the same or similar instruments in a given issuer or borrower are held by us and Guggenheim Investments’ clients but we have different rights or benefits. With respect to an existing or future economic interest of its clients in an issuer or borrower (i) Guggenheim Investments’ will solely consider the interests of its clients (and not us), including any potential adverse effects to its clients, when deciding whether or not to enforce rights associated with such economic interest on behalf of its clients, and (ii) Guggenheim Investments will take all necessary actions to preserve or protect the value or rights associated with associated with such economic interest, without regard to our interests, which may have an adverse effect on our interests, including but not limited to when we are considering a target for our initial business combination, or during or after such initial business combination.

Furthermore, to the extent that we acquire in connection with our initial business combination a company in which Guggenheim Investments’ clients, affiliates or related persons hold equity or debt instruments, we may be subject to additional significant conflicts. Guggenheim Investments may take or have the ability to direct actions that are adverse to or suboptimal to us, particularly in situations in which the target experiences financial or operational challenges. For example, Guggenheim Investments, on behalf of its clients, could sponsor or support reorganizations, recapitalizations or similar workout arrangements for an issuer in which we are invested that could result in a substantial or even total loss of our investment. We do not and will not have the ability, obligation or resources to determine what investments Guggenheim Investments makes on behalf of its clients or to dictate actions that are or are not taken by Guggenheim Investments with respect to such investments. Such economic interests of Guggenheim Investments’ clients, affiliates or related persons in issuers or borrowers may create significant potential conflicts among us and we may not be able to timely identify such conflicts. Such conflicts are also likely to be resolved not in our favor. In addition, to the extent a prospective target (or one of its affiliates) is a Guggenheim Investments’ client an additional potential conflict exists, which may preclude us from making an investment.

To the extent that any conflict of interest arises between us and Guggenheim Investments or its clients you should expect that any such conflicts of interest will be resolved in favor of Guggenheim Investments or its clients, as applicable.

Our amended and restated certificate of incorporation will contain a waiver of the corporate opportunity doctrine, which will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation. The purpose for the surrender of corporate opportunities is to allow officers, directors or other representatives with multiple business affiliations to continue to serve as an officer of our company or on our board of directors. Our officers and directors may from time to time be presented with opportunities that could benefit both another business affiliation and us. In the absence of the “corporate opportunity” waiver in our charter, certain candidates would not be able to serve as an officer or director. We believe we substantially benefit from having representatives who bring significant, relevant and valuable experience to our management, and, as a result, the “corporate opportunity” waiver in our amended and restated certificate of incorporation provides us with greater flexibility to attract and retain the officers and directors that we feel are the best candidates.

However, the personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. The different timelines of competing business combinations could cause our directors and officers to prioritize a different business combination over finding a suitable acquisition target for our business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest, which could negatively impact the timing for a business combination.

In addition, our sponsor, The Gores Group, Guggenheim and our officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis.

Potential investors should also be aware of the following other potential conflicts of interest:

None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within 24 months after the IPO Closing Date. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until 180 days after the completion of our initial business combination. With certain limited exceptions, the private placement warrants and the Class A Common Stock underlying such warrants, will not be transferable, assignable or salable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination because of their financial interest in completing an initial business combination within 24 months after the IPO Closing Date.

None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within 24 months after the IPO Closing Date. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until 180 days after the completion of our initial business combination. With certain limited exceptions, the private placement warrants and the Class A Common Stock underlying such warrants, will not be transferable, assignable or salable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination because of their financial interest in completing an initial business combination within 24 months after the IPO Closing Date.

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $2.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

Under Delaware law, officers and directors owe the following fiduciary duties:

(i)duty to act in good faith, with the care of a prudent person, and in the best interest of the corporation as a whole.

(ii)duty to refrain from self-dealing, usurping corporate opportunities and receiving improper personal benefits.

(iii)duty to make decisions on an informed basis, in good faith and in the honest belief that the action was taken in the best interest of the corporation and that these decisions will be protected by the “business judgment rule.”

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

the corporation could financially undertake the opportunity;

the opportunity is within the corporation’s line of business; and

it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation will provide that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have, and none of our directors or officers will be required to offer any such corporate opportunity of which he may become aware to us. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations that may present a conflict of interest.

Name of Individual	Entity Name	Entity’s Business	Affiliation
Alec Gores	The Gores Group	Investments	Chief Executive Officer
	Gores Holdings VII, Inc.*	Investments	Chairman
	Gores Holdings VIII, Inc.*	Investments	Chairman
	Gores Technology Partners, Inc.*	Investments	Chairman
	Gores Technology Partners II, Inc.*	Investments	Chairman
	Gores Holdings IX, Inc.*	Investments	Chairman
	Luminar Technologies, Inc.	Automotive	Director
Mark Stone	The Gores Group	Investments	Senior Managing Director
	Gores Holdings VII, Inc.*	Investments	Chief Executive Officer
	Gores Holdings VIII, Inc.*	Investments	Chief Executive Officer
	Gores Holdings IX, Inc.*	Investments	Chief Executive Officer
Andrew M. Rosenfield	Guggenheim Partners	Financial Services	President and Managing Partner
	Guggenheim Special Purpose Acquisition Corp. I	Financial Services	Chief Executive Officer and Director
	The University of Chicago Law School	Education	Professor of Law
	Dreamscape Immersive	Technology/Entertainment	Director
	Birdwell California	Fashion	Director
	Category 41	Technology/Entertainment	Director
Andrew McBride	The Gores Group	Investments	Senior Vice President–Finance–Tax
	Gores Holdings VII, Inc.*	Investments	Chief Financial Officer and Secretary
	Gores Holdings VIII, Inc.*	Investments	Chief Financial Officer and Secretary
	Gores Technology Partners, Inc.*	Investments	Chief Financial Officer and Secretary
	Gores Technology Partners II, Inc.*	Investments	Chief Financial Officer and Secretary
	Gores Holdings IX, Inc.*	Investments	Chief Financial Officer and Secretary
Randall Bort	Gores Holdings VII, Inc.*	Investments	Director
	Gores Holdings VIII, Inc.*	Investments	Director
	Gores Holdings IX, Inc.*	Investments	Director
	SandTree Holdings, LLC	Real Estate Investment	Partner
	Children's Bureau	Non-Profit	Trustee
Elizabeth Marcellino	Gores Holdings VII, Inc.*	Investments	Director
	Gores Holdings IX, Inc.*	Investments	Director
	Ardagh Metal Packaging S.A.	Information Packaging Services	Director
	Jumpstart	Non-Profit	Director
	Society of Professional Journalists, Greater Los Angeles Chapter	Professional Society	Treasurer & Director
Nancy Tellem	Gores Holdings VII, Inc.*	Investments	Director
	Eko	Media	Executive Chairperson
	Metro-Goldwyn-Mayer	Media	Director
	Nielsen Holdings plc	Information Technology and Services	Director
	LeagueApps, Inc.	Software	Advisor
	KODE Labs, Inc.	Software	Advisor
	Rocket Companies, Inc.	Financial Services	Director
	TV Pass	Media	Advisor

Cranbrook Art Academy and Museum	Non-Profit	Director
Seeds of Peace, Inc.	Non-Profit	Director
*

This entity’s amended and restated charter contains a waiver of the corporate opportunity doctrine. Accordingly, there is no conflicting obligation to bring opportunities to this entity before the Company.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public stockholders for a vote, our Initial Stockholders have agreed to vote any Founder Shares held by them and any public shares purchased during or after the offering in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11.     Executive Compensation

None of our officers or directors has received any cash compensation for services rendered to us. Commencing on March 23, 2021, we have agreed to pay monthly recurring expenses of $20,000 to The Gores Group for office space, administrative and secretarial and administrative support. Upon completion of a Business Combination or our liquidation, we will cease paying these monthly fees.  In addition, we may pay our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigation and completing our Business Combination.  The individuals will also be reimbursed for any out of pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors and our or their affiliates and will determine which fees and expenses and the amount of expenses that will be reimbursed.

After the completion of our Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of a proposed Business Combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the Board for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of a Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after a Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management team to remain with us after the consummation of a Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information available to us at December 31, 2021 with respect to the beneficial ownership of our Class A Common Stock held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding Class A Common Stock;
•	each of our officers and directors that beneficially own shares of our Class A Common Stock; and
•	all officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Class A Common Stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants, as they are not exercisable within 60 days of February 24, 2022.

Name and Address of	Number of Shares	Percentage of Shares of
Beneficial Owner(1)	Beneficially Owned	Outstanding Common Stock
Gores Guggenheim Sponsor(2)(3)	19,925,000	19.9%
GGP Sponsor Holdings LLC	19,925,000	19.9%
Alec Gores(3)	19,925,000	*
Andrew M. Rosenfield(3)	—	*
Mark Stone	—	*
Andrew McBride	—

Randall Bort(2)	25,000	*
Elizabeth Marcellino(2)	25,000	*
Nancy Tellem(2)	25,000	*
All directors and executive officers as a group (7 individuals)	20,000,000	20.0%

*	Less than one percent.
(1)

This table is based on 80,000,000 shares of Class A Common Stock outstanding as of February 24, 2022. Beneficial ownership is determined in accordance with the rules of the SEC. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is 6260 Lookout Road, Boulder, Colorado 80301.

(2)

Represents Founders Shares which are automatically convertible into shares of Class A Common Stock at the time of our Business Combination on a one-for-one basis, subject to adjustment. Percentage ownership assumes all shares are converted to Class A Common Stock.

(3)

Represents shares held by Gores Guggenheim Sponsor LLC which is jointly controlled indirectly by Mr. Gores and GGP Sponsor Holdings LLC. GGP Sponsor Holdings, LLC is controlled by Mr. Rosenfield. Each of Mr. Gores and GGP Sponsor Holdings LLC may be deemed to beneficially own 19,925,000 shares of Class F Common Stock and ultimately exercises voting and dispositive power of the securities held by GGP Sponsor Holdings LLC. Voting and disposition decisions with respect to such securities are jointly made by Mr. Gores and GGP Sponsor Holdings LLC. Each of Mr. Gores, GGP Sponsor Holdings LLC and Mr. Rosenfield disclaims beneficial ownership of these securities except to the extent of any pecuniary interest therein. shares held by our Sponsor which is controlled indirectly by Mr. Gores. Mr. Gores may be deemed to beneficially own 19,925,000 Founders Shares and ultimately exercises voting and dispositive power of the securities.

Our Initial Stockholders beneficially own 20% of the issued and outstanding shares of our Capital Stock and have the right to appoint all of our directors prior to our initial business combination by reason of their ownership of all of the Founder Shares. Holders of our public Class A Common Stock will not have the right to appoint any directors to our board of directors prior to our initial business combination. Because of this ownership block, our Initial Stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions, including approval of our initial business combination.

The holders of the Founder Shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed initial business combination.

Our Sponsor and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On February 10, 2021, the Sponsor purchased 21,562,500 Founder Shares for $25,000, or approximately $0.001 per share. On March 22, 2021, the Sponsor transferred 25,000 Founder Shares to each of the Company’s three independent directors at their original purchase price. On May 9, 2021, the Sponsor forfeited 1,562,500 Founder Shares following the expiration of the unexercised portion of underwriters’ over-allotment option, so that the Founder Shares held by the Initial Stockholders would represent 20.0% of the outstanding shares of common stock following completion of the Public Offering. The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that the Founder Shares will automatically convert into shares of Class A Common Stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s amended and restated certificate of incorporation.

The sale of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

The Private Placement Warrants have terms and provisions that are identical to those of the public warrants sold as part of the units in the Public Offering, except that the Private Placement Warrants may be physical (cash) or net share (cashless) settled and are not redeemable so long as they are held by the Sponsor or its permitted transferees.

If the Company does not complete a Business Combination, then the Private Placement Warrants proceeds will be part of the liquidation distribution to the public stockholders and the Private Placement Warrants will expire worthless.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants issued upon conversion of working capital loans, if any, have registration rights (in the case of the Founder Shares, only after conversion of such shares to common shares) pursuant to a registration rights agreement entered into by the Company, the Sponsor and the other security holders named therein on March 25, 2021. These holders will also have certain demand and “piggy back” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Notes

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

On April 20, 2021, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for on-going operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) March 11, 2023 or (ii) the date on which the Company consummates the Business Combination. As of December 31, 2021, the net amount advanced by Sponsor to the Company was $2,000,000.

We may pay our Sponsor, or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigation and completing our Business Combination. These individuals will also be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which fees and expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on payments that may be made to our Sponsor, officers, directors or any of their respective affiliates.

In addition, in order to finance transaction costs in connection with our Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $2.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

After our Business Combination, members of our management team who remain with us may be paid consulting or management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Administrative Services Agreement

On March 23, 2021, the Company entered into an agreement to pay monthly recurring expenses to The Gores Group of $20,000 for office space, utilities and secretarial support. The agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

Director Independence

Nasdaq listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that Mr. Bort, Ms. Tellem and Ms. Marcellino are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by our independent registered public accounting firm for the year ended December 31, 2021 and for the period from December 21, 2020 (inception) through December 31, 2020:

		For the Period from
		December 21, 2020
	Year Ended	(inception) through
	December 31, 2021	December 31, 2020
Audit Fees(1)	$287,460	$—
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	980,000	—
Total	$1,267,460	$0

(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

Item 15.    Exhibits, and Financial Statement Schedules

(a)          The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements:  The financial statements listed in “Index to the Financial Statements” at “Item 8. Financial Statements and Supplementary Data” are filed as part of this Annual Report on Form 10-K.

(b)          Exhibits:  The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description

2.1

Business Combination Agreement, dated as of September 27, 2021, by and among Gores Guggenheim Inc., Polestar Automotive Holding Limited, Polestar Automotive (Singapore) Pte. Ltd., Polestar Holding AB, Inc., Polestar Automotive Holding UK Limited and PAH UK Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2021)

2.2

BCA Amendment, dated as of December 17, 2021, by and among Gores Guggenheim Inc., Polestar Automotive Holding Limited, Polestar Automotive (Singapore) Pte. Ltd., Polestar Holding AB, Inc., Polestar Automotive Holding UK Limited and PAH UK Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2021)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2021).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Form S-1 filed by the Registrant on February 22, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1 filed by the Registrant on February 22, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1 filed by the Registrant on February 22, 2021).

Exhibit Number	Description

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1 filed by the Registrant on February 22, 2021).

4.4

Warrant Agreement, dated March 22, 2021, between the Company and Computershare, Inc., as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2021).

4.5	Description of Securities, (incorporated by reference to the Form S-1 filed by the Registrant on March 18, 2021).

10.1	Promissory Note, dated February 10, 2021, issued to Gores Guggenheim Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Form S-1 filed by the Registrant on February 22, 2021).

10.2

Investment Management Trust Agreement, dated March 25, 2021, between the Company and Computershare, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2021).

10.3

Registration Rights Agreement, dated March 25, 2021, among the Company, Gores Guggenheim Sponsor LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2021).

10.4

Registration Rights Agreement Amendment, dated December 17, 2021, among the Company, Gores Guggenheim Sponsor LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2021)

10.5

Sponsor Warrants Purchase Agreement, dated March 22, 2021, between the Company and Gores Guggenheim Sponsor LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2021).

10.6

Administrative Services Agreement, dated March 22, 2021, between the Company and The Gores Group, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2021).

10.7

Form of Letter Agreement by and between the Company and each of its officers and directors, and Gores Guggenheim Sponsor LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2021).

10.8

Form of Indemnity Agreement between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2021).

10.9

Securities Subscription Agreement, dated February 10, 2021, between the Registrant and Gores Guggenheim Sponsor LLC (incorporated by reference to Exhibit 10.5 filed with the Form S-1 filed by the Registrant on February 22, 2021).

10.10	Lock-Up Agreement Amendment, dated December 17, 2021 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2021).

24.1*	Power of Attorney (included on the signature pages herein).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*     Filed herewith.

**     Furnished herewith.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GORES GUGGENHEIM, INC.

Date: February 24, 2022	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Stone and Andrew McBride and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Alec Gores	Chairman	February 24, 2022
Alec Gores

/s/ Mark Stone	Chief Executive Officer (Principal Executive Officer)	February 24, 2022
Mark Stone

/s/ Andrew McBride	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 24, 2022
Andrew McBride

/s/ Randall Bort	Director	February 24, 2022
Randall Bort

/s/ Nancy Tellem	Director	February 24, 2022
Nancy Tellem

/s/ Elizabeth Marcellino	Director	February 24, 2022
Elizabeth Marcellino