Form 10-K/A
period 2021-12-31
Gores Guggenheim, Inc.
filed 2022-03-04
CIK 1847127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Auditor Firm ID: 185	Auditor Name: KPMG, LLP	Auditor Location, Denver, Colorado, USA
Auditor Firm ID: 100	Auditor Name: WithumSmith+Brown, PC	Auditor Location, New York, New York, USA

Explanatory Note

Gores Guggenheim, Inc. (the “Company”) is filing this Form 10-K/A (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2022 (“Original Report”), to include in Part II, Item 8., (i) the opinion of our prior auditor, KPMG LLP, which was previously omitted from the Original Report, for their audit of the balance sheet as of December 31, 2020, the related statements of operations, changes in stockholder’s equity, and cash flows for the period from December 21, 2020 (inception) through December 31, 2020 and the related notes and (ii) a correction to the Statements of Cash Flows due to  prior scrivener’s error.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures contained in the Original Report, and accordingly, this Form 10-K/A does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Original Report and the Company’s other filings with the SEC.

In addition, the Company’s Chief Executive Officer and Principal Accounting Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

i

GORES GUGGENHEIM, INC.

ii

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

As indicated in the accompanying unaudited financial statements, at December 31, 2021, we had $302,504 in cash and deferred offering costs of $28,000,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure investors that our plans to complete our Business Combination will be successful.

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

Item 8.       Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Financial Statements	Page

Reports of Independent Registered Public Accounting Firms	69

Balance Sheets as of December 31, 2020 and December 31, 2021	71

Statements of Operations For the Period from December 21, 2020 (inception) through December 31, 2020 and for the year ended December 31, 2021	72

Statements of Changes In Stockholders’ Deficit for the Period from December 21, 2020 (inception) through December 31, 2020 and for the year ended December 31, 2021	73

Statements of Cash Flows For the Period from December 21, 2020 (inception) through December 31, 2020 and for the year ended December 31, 2021	74

Notes to Financial Statements	75

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

New York, New York

February 24, 2022

PCAOB ID #100

Report of Independent Registered Public Accounting Firm

To the Stockholder and the Board of Directors of

Gores Guggenheim, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Gores Guggenheim, Inc. (the Company) as of December 31, 2020, the related statements of operations, changes in stockholder’s equity, and cash flows for the period from December 21, 2020 (inception) through December 31, 2020 and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from December 21, 2020 (inception) through December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/    KPMG LLP

We have served as the Company’s auditor since 2021.

Denver, Colorado

February 19, 2021

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

GORES GUGGENHEIM, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	For the Period from December 21, 2020 (inception) through December 31, 2020
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at December 21, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Net loss	-	-	-	-	-	(1,782)	(1,782)
Balance at December 31, 2020	-	$-	-	$-	$-	$(1,782)	$(1,782)

	Year Ended December 31, 2021
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2021	-	$-	-	$-	$-	$(1,782)	$(1,782)
Sale of Class F Common Stock to Sponsor on February 10, 2021 at $0.0001 par value	-	-	21,562,500	2,156	22,844	-	25,000
Forfeited Class F Common Stock by Sponsor	-	-	(1,562,500)	(156)	156		-
Excess of fair value paid by founders for warrants	-	-	-	-	9,630,000	-	9,630,000
Subsequent measurement of Class A Common Stock subject to redemption against additional paid-in capital	-	-	-	-	(9,653,000)	-	(9,653,000)
Subsequent measurement of Class A Common Stock subject to redemption against accumulated deficit	-	-	-	-	-	(49,152,343)	(49,152,343)
Net loss	-	-	-	-	-	(81,941,027)	(81,941,027)
Balance at December 31, 2021	-	$-	20,000,000	$2,000	$-	$(131,095,152)	$(131,093,152)

See accompanying notes to financial statements.

GORES GUGGENHEIM, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2021	For the period from December 21, 2020 (inception) through December 31, 2020
Cash flows from operating activities:
Net loss	$(81,941,027)	$(1,782)
Adjustments to reconcile net income to net cash used in operating activities:
Issuance costs related to warrant liability	832,496	—
Changes in fair value warrants derivative liability	72,750,000	—
Changes in operating assets and liabilities:
Changes in state franchise tax accrual	199,550	450
Changes in prepaid assets	(1,477,280)	—
Changes in accrued expenses, formation and offering costs	6,728,051	1,332
Net cash used in operating activities	(2,908,210)	—
Cash flows from investing activities:
Cash deposited in Trust Account	(800,000,000)	—
Interest reinvested in the Trust Account	(56,447)	—
Net cash used in investing activities	(800,056,447)	—
Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	800,000,000	—
Proceeds from sale of Private Placement Warrants to Sponsor	18,000,000	—
Proceeds from sale of Class F Common Stock to Sponsor	25,000	—
Proceeds from notes and advances payable – related party	2,300,000	—
Repayment of notes and advances payable – related party	(300,000)	—
Payment of underwriters’ discounts and commissions	(16,000,000)	—
Payment of accrued offering costs	(757,839)	—
Net cash provided by financing activities	803,267,161	—
Increase in cash	302,504	—
Cash at beginning of period	—	—
Cash at end of period	$302,504	$—
Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$28,000,000	$—
Supplemental disclosure of income and franchise taxes paid:
Cash paid for income and state franchise taxes	$450	$—

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

The Business Combination Agreement

Pre-Closing Reorganization

In connection with the Merger, prior to the closing of the Transactions (the “Closing”), Parent will, and will cause ListCo, Polestar Singapore, Polestar Sweden and their respective subsidiaries to, complete a reorganization, pursuant to which, among other things, Polestar Singapore, Polestar Sweden and their respective subsidiaries will become, directly or indirectly, wholly owned subsidiaries of ListCo (the “Pre-Closing Reorganization”). As consideration for the Pre-Closing Reorganization, ListCo will issue to Parent a number of class A ordinary shares in the share capital of ListCo which class A ordinary shares shall entitle the holder to one vote per share (“ListCo Class A Shares”) and class B ordinary shares in the share capital of ListCo, which class B ordinary shares shall entitle the holder to ten votes per share (“ListCo Class B Shares,” and, together with the ListCo Class A Shares, the “ListCo Shares”), such that, following the Pre-Closing Reorganization, Parent will hold an aggregate number of ListCo Shares equal to approximately (a) $20,003,000,000 divided by $10.00, less (b) (i) the aggregate principal amount due in respect of certain convertible notes of Parent outstanding as of immediately prior to the Closing, divided by (ii) the applicable

WEIL:\98464410\4\50070.0003

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

Exhibit Number	Description
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

10.10	Lock-Up Agreement Amendment, dated December 17, 2021 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2021).

24.1*	Power of Attorney (included on the signature pages herein).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*     Filed herewith.

**     Furnished herewith.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GORES GUGGENHEIM, INC.

Date: March 4, 2022	By:	/s/ Mark Stone
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Alec Gores	Chairman	March 4, 2022
Alec Gores

/s/ Mark Stone	Chief Executive Officer (Principal Executive Officer)	March 4, 2022
Mark Stone

/s/ Andrew McBride	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 4, 2022
Andrew McBride

/s/ Randall Bort	Director	March 4, 2022
Randall Bort

/s/ Nancy Tellem	Director	March 4, 2022
Nancy Tellem

/s/ Elizabeth Marcellino	Director	March 4, 2022
Elizabeth Marcellino