Form 10-Q
period 2022-03-31
Gores Guggenheim, Inc.
filed 2022-05-16
CIK 1847127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         TO

Commission File Number: 001-40265

GORES GUGGENHEIM, INC.

(Exact name of registrant as specified in its Charter)

Delaware	85-4385646
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6260 Lookout Rd.
Boulder, CO	80301
(Address of principal executive offices)	(Zip Code)

(310) 209-3010

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A Common Stock	GGPI	The Nasdaq Stock Market, LLC
Warrants	GGPIW	The Nasdaq Stock Market, LLC
Units	GGPIU	The Nasdaq Stock Market, LLC

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

As of May 16, 2022, there were 80,000,000 shares of the Company’s Class A Common Stock, par value $0.0001 per share, and 20,000,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORES GUGGENHEIM, INC.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$350,209	$302,504
Prepaid assets	1,237,592	1,477,280
Total current assets	1,587,801	1,779,784
Investments and cash held in Trust Account	800,136,676	800,056,447
Total assets	$801,724,477	$801,836,231

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$7,849,812	$6,729,383
State franchise tax accrual	50,000	200,000
Public warrants derivative liability	50,720,000	61,440,000
Private warrants derivative liability	28,530,000	34,560,000
Notes and advances payable - related party	2,500,000	2,000,000
Total current liabilities	89,649,812	104,929,383
Deferred underwriting compensation	28,000,000	28,000,000
Total liabilities	$117,649,812	$132,929,383

Commitments and contingencies
Class A subject to possible redemption, 80,000,000 shares at March 31, 2022 and December 31, 2021 (at redemption value of $10 per share)	800,000,000	800,000,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized	—	—
Class F Common Stock, $0.0001 par value; 40,000,000 shares authorized, 20,000,000 and 20,000,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2,000	2,000
Additional paid-in-capital	—	—
Accumulated deficit	(115,927,335)	(131,095,152)

Total stockholders’ deficit	(115,925,335)	(131,093,152)

Total liabilities and stockholders’ deficit	$801,724,477	$801,836,231

See accompanying notes to the interim condensed financial statements.

GORES GUGGENHEIM, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three	Three
	Months Ended	Months Ended
	March 31, 2022	March 31, 2021
Revenues	$—	$—
Professional fees and other expenses	(1,612,413)	(68,999)
State franchise taxes, other than income tax	(50,000)	(50,000)
Gain/(loss) from change in fair value of warrant liability	16,750,000	(470,000)
Allocated expense for warrant issuance cost	—	(780,685)
Net income/(loss) from operations	15,087,587	(1,369,684)
Other income - interest income	80,230	1,548
Net income/(loss) before income taxes	$15,167,817	$(1,368,136)
Provision for income tax	—	—
Net income/(loss) attributable to common shares	$15,167,817	$(1,368,136)

Net income/(loss) per common share:
Basic and diluted weighted average shares outstanding, Class A common stock	$0.15	$(3.17)
Basic and diluted weighted average shares outstanding, Class F common stock	$0.15	$(3.17)

See accompanying notes to the interim condensed financial statements.

GORES GUGGENHEIM, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Three Months Ended March 31, 2022
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2022	-	$-	20,000,000	$2,000	$-	$(131,095,152)	$(131,093,152)
Net income	-	-	-	-	-	15,167,817	15,167,817
Balance at March 31, 2022	-	$-	20,000,000	$2,000	$-	$(115,927,335)	$(115,925,335)

	Three Months Ended March 31, 2021
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Beginning Balance at January 1, 2021	-	$-	-	$-	$-	$(1,782)	$(1,782)
Sale of Class F Common Stock to Sponsor on February 10, 2021 at $0.0001 par value	-	-	21,562,500	2,156	22,844	-	25,000
Excess of fair value paid by founders for warrants	-	-	-	-	9,095,000	-	9,095,000
Subsequent measurement of Class A Common Stock subject to redemption against additional paid-in capital	-	-	-	-	(9,117,844)	-	(9,117,844)
Subsequent measurement of Class A Common Stock subject to redemption against accumulated deficit	-	-	-	-	-	(46,023,770)	(46,023,770)
Net loss	-	-	-	-	-	(1,368,136)	(1,368,136)
Balance at March 31, 2021	-	$-	21,562,500	$2,156	$-	$(47,393,688)	$(47,391,532)

See accompanying notes to the interim condensed financial statements.

GORES GUGGENHEIM, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three	Three
	Months Ended	Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net income/(loss)	$15,167,817	$(1,368,136)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Issuance costs related to warrant liability	—	780,685
Gain/(loss) from change in fair value of warrant liability	(16,750,000)	470,000
Changes in operating assets and liabilities:
Changes in state franchise tax accrual	(150,000)	49,550
Changes in prepaid assets	239,688	(11,459)
Changes in accrued expenses, formation and offering costs	1,120,429	509,372
Net cash provided/(used) in operating activities	(372,066)	430,012
Cash flows from investing activities:
Cash deposited in Trust Account	—	(750,000,000)
Interest reinvested in the Trust Account	(80,229)	(1,548)
Net cash used in investing activities	(80,229)	(750,001,548)
Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	—	750,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	—	17,000,000
Proceeds from sale of Class F Common Stock to Sponsor	—	25,000
Proceeds from notes and advances payable – related party	500,000	300,000
Repayment of notes and advances payable – related party	—	(300,000)
Payment of underwriters’ discounts and commissions	—	(15,000,000)
Payment of accrued offering costs	—	(722,299)
Net cash provided by financing activities	500,000	751,302,701
Increase in cash	47,705	1,731,165
Cash at beginning of period	302,504	—
Cash at end of period	$350,209	$1,731,165
Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$—	$26,250,000
Supplemental disclosure of income and franchise taxes paid:
Cash paid for income and state franchise taxes	$200,000	$450

See accompanying notes to the interim condensed financial statements.

GORES GUGGENHEIM, INC.

NOTES TO THE UNAUDITED, INTERIM, CONDENSED FINANCIAL STATEMENTS

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

The Company completed the Public Offering on March 25, 2021 (the “IPO Closing Date”). As of March 31, 2022, the Company had not commenced any operations. All activity during the three months ended March 31, 2022 relates to the Company's search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. Subsequent to the Public Offering, the Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering and the sale of the Private Placement Warrants (as defined below) held in the Trust Account (as defined below).

Proposed Business Combination

On September 27, 2021, Gores Guggenheim, Inc. (the “Company”) entered into a Business Combination Agreement (as amended, the “Business Combination Agreement”), by and among the Company, Polestar Automotive Holding Limited, a Hong Kong incorporated company (“Parent”), Polestar Automotive (Singapore) Pte. Ltd., a private company limited by shares in Singapore (“Polestar Singapore”), Polestar Holding AB, a private limited liability company incorporated under the laws of Sweden (“Polestar Sweden”), Polestar Automotive Holding UK Limited, a limited company incorporated under the laws of England and Wales and a direct wholly owned subsidiary of Parent (“ListCo”), and PAH UK Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of ListCo (“Merger Sub”).

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

Termination

On April 21, 2022, the parties to the Business Combination Agreement entered into Amendment No. 3 to the Business Combination Agreement (“BCA Amendment No. 3”) to extend the Termination Date (as defined in the Business Combination Agreement) from May 27, 2022 to June 24, 2022. The Business Combination Agreement may be terminated at any time prior to the Closing by mutual written consent of the Company and Parent and in certain other circumstances, including if the Closing has not occurred on or prior to June 24, 2022 and the primary cause of the failure for the Closing to have occurred on or prior to such date is not due to a breach of the Business Combination Agreement by the party seeking to terminate.

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

March PIPE Subscription Agreements

In connection with the March PIPE Assignment (as defined below), on March 24, 2022, the Company and ListCo entered into subscription agreements (including, as applicable, amended and restated PIPE Subscription Agreements, the “March PIPE Subscription Agreements”) with the March PIPE Investors, which include certain affiliates and employees of Sponsor. Pursuant to the March PIPE Subscription Agreements, the March PIPE Investors have agreed to subscribe for approximately 2.8 million ListCo Class A ADSs (the “March PIPE Shares”) for an average price of approximately $9.57 per ListCo Class A ADS, reflecting an aggregate investment amount of approximately $27.2 million. The March PIPE Subscription Agreements are substantially similar to the PIPE Subscription Agreements.

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

On March 24, 2022, (i) Sponsor assigned a portion of its commitment to purchase ListCo Class A ADSs, in an aggregate investment amount equaling approximately $11.4 million (the “March Sponsor Assignment”), to certain investors and (ii) the Company, ListCo and Sponsor amended the Sponsor Subscription Agreement to reflect the March Sponsor Assignment. As a result, pursuant to the Sponsor Subscription Agreement, as amended, Sponsor has agreed to subscribe for approximately 891,000 ListCo Class A ADSs for a purchase price of $9.09 per ListCo Class A ADS on the date of Closing, for an aggregate investment of approximately $8.1 million. The Sponsor Subscription Agreement, as amended, is substantially similar to the PIPE Subscription Agreements (as defined below), except with regards to purchase price and that the Sponsor has the right to assign its commitment to purchase the ListCo Class A ADSs under the Sponsor Subscription Agreement in advance of the Closing.

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

Amendment of Volvo Cars Subscription Agreement

On December 17, 2021 (i) Snita assigned a portion of its commitment to purchase ListCo Class A ADSs, in an aggregate investment amount equaling approximately $73.0 million (the “Volvo Assignment,” and together with the Sponsor Assignment, the “PIPE Assignment”) to purchase the ListCo Class A ADSs to certain investors (the investors who were assigned commitments pursuant to the PIPE Assignment, collectively, the “New PIPE Investors”) and (ii) the Company, ListCo and Snita amended the Volvo Car Subscription Agreement to reflect the Volvo Assignment. As a result, pursuant to the Volvo Cars Subscription Agreement, as amended, Snita agreed to subscribe for approximately 2.70 million ListCo Class A ADSs for a purchase price of $10.00 per ListCo Class A ADS on the date of Closing, for an aggregate investment of approximately $27.0 million. Pursuant to the Volvo Cars Subscription Agreement, Snita had the right to assign its commitment to purchase the ListCo Class A ADSs under the Volvo Cars Subscription Agreement in advance of the Closing.

On March 24, 2022 (i) Snita assigned to certain investors a portion of its commitment to purchase ListCo Class A ADSs, in an aggregate investment amount equaling approximately $15.8 million (the “March Volvo Assignment,” and together with the March Sponsor Assignment, the “March PIPE Assignment”) (the investors who collectively were assigned commitments in the March PIPE Assignment, the “March PIPE Investors”) and (ii) the Company, ListCo and Snita amended the Volvo Car Subscription Agreement to reflect the March Volvo Assignment. As a result, pursuant to the Volvo Cars Subscription Agreement, as amended, Snita has agreed to subscribe for approximately 1.1 million ListCo Class A ADSs for a purchase price of $10.00 per ListCo Class A ADS on the date of Closing for an aggregate investment of approximately $11.2 million. The Volvo Cars Subscription Agreement, as amended, is substantially similar to the PIPE Subscription Agreements, except with regards to purchase price and that Snita may, in accordance with the terms of the Volvo Cars Subscription Agreement, assign its commitment to purchase the ListCo Class A ADSs under the Volvo Cars Subscription Agreement in advance of the Closing.

Volvo Cars Preference Subscription Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, ListCo entered into a subscription agreement (the “Volvo Cars Preference Subscription Agreement”) with Snita (the “Volvo Cars Preference Subscriber”). Pursuant to the Volvo Cars Preference Subscription Agreement, the Volvo Cars Preference Subscriber agreed to subscribe for mandatory convertible preference shares of ListCo (the “ListCo Preference Shares”) for an aggregate subscription price of $10.00 per share, for an aggregate investment amount equal to approximately $498,000,000 (the “Volvo Cars PIPE Investment Amount”). On March 24, 2022, ListCo and Snita entered into an amendment to the Volvo Cars Preference Subscription Agreement to increase the aggregate Volvo Cars Preference Investment Amount to $588,826,100.  The proceeds of such subscription will be used to satisfy certain accounts payable that are or will be due and payable by certain subsidiaries of Parent to Volvo Cars. As of the date hereof, it is currently anticipated that all of the ListCo Preference Shares will convert into ListCo Class A Shares at Closing, in accordance with, and subject to, the terms of the ListCo Preference Shares.

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

Amendment to the Sponsor and Supporting Stockholders Lock-Up Agreement

On December 17, 2021, the parties to the Sponsor and Supporting Sponsor Stockholders Lock-Up Agreement entered into Amendment No. 1 to the Sponsor and Supporting Sponsor Stockholders Lock-Up Agreement (the “Lock-Up Agreement Amendment No. 1”). The Lock-Up Agreement Amendment No. 1 provides for amendments to the Sponsor and Supporting Sponsor Stockholders Lock-Up Agreement to increase the amount of the Company’s Class F Common Stock (“Company Class F Common Stock”) that will be cancelled by the Company in connection with the Closing from 1,501,651 shares of Company Class F Common Stock to 1,533,873 shares of Company Class F Common Stock.

On March 24, 2022, the parties to the Sponsor and Supporting Sponsor Stockholders Lock-Up Agreement entered into Amendment No. 2 to the Sponsor and Supporting Sponsor Stockholders Lock-Up Agreement (“Lock-Up Agreement Amendment No. 2”). Lock-Up Agreement Amendment No. 2 provides for amendments to the Sponsor and Supporting Sponsor Stockholders Lock-Up Agreement to increase the amount of Company Class F Common Stock (“Company Class F Common Stock”) that will be cancelled by the Company in connection with the Closing from 1,533,873 shares of Company Class F Common Stock to 1,540,835 shares of Company Class F Common Stock.

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

Amendment to the Registration Rights Agreement

On December 17, 2021, the parties to the Registration Rights Agreement entered into Amendment No. 1 to the Registration Rights Agreement (the “Registration Rights Agreement Amendment No.1”), to provide for certain administrative changes to reflect the BCA Amendment and the New PIPE Subscription Agreements.

On March 24, 2022, the parties to the Registration Rights Agreement entered into Amendment No. 2 to the Registration Rights Agreement (the “Registration Rights Agreement Amendment No.2”), to provide for certain administrative changes to reflect BCA Amendment No. 2 and the March PIPE Subscription Agreements.

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

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act of 1940 (the “Investment Company Act”), as amended, that invest only in direct U.S. government obligations. As of March 31, 2022, the Trust Account consisted of money market funds.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to fund regulatory compliance requirements and other costs related thereto, subject to an annual limit of $900,000 (a “Regulatory Withdrawal”) for a maximum 24 months and/or additional amounts necessary to pay franchise and income taxes, if any, none of the funds held in trust will be released until the earliest of: (i) the completion of the Business Combination; or (ii) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company does not complete the Business Combination by March 25, 2023; or (iii) the redemption of 100% of the public shares of common stock if the Company is unable to complete a Business Combination by March 25, 2023, subject to the requirements of law and stock exchange rules.

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

2.       Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2022 and the results of operations and cash flows for the periods presented. Operating results for the three months ended March 31, 2022, are not necessarily indicative of results that may be expected for the full year or any other period. The accompanying unaudited, condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2022.

Net Income/(Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock and Class F Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Private and Public warrants to purchase 25,000,000 shares of Common Stock at $11.50 per share were issued on March 25, 2021. At March 31, 2022 and December 31, 2021, no warrants have been exercised. The 25,000,000 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income/(loss) per share for each class of common stock:

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class F	Class A	Class F
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income/(loss) including accretion of temporary equity	$12,134,254	$3,033,563	$(18,506,117)	$(38,003,633)

Denominator:
Weighted-average shares outstanding	80,000,000	20,000,000	5,833,333	11,979,167
Basic and diluted net income/(loss) per share	$0.15	$0.15	$(3.17)	$(3.17)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution as well as the Trust Account, which at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) approximates the carrying amounts represented in the balance sheets, except for the derivative warrant liabilities (see Note 7).

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

Derivative Liabilities

The Company evaluated the Warrants (as defined below in Note 3 – Public Offering) and Private Placement Warrants (as defined below in Note 4 – Related Party Transactions) (collectively, “Warrant Securities”), and any forward purchase agreements in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, and concluded that the Warrant Securities and any forward purchase agreements could not be accounted for as components of equity. As the Warrant Securities and any forward purchase agreements meet the definition of a derivative in accordance with ASC 815, the Warrant Securities and any forward purchase agreements are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (the Close Date) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

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

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, all deferred tax assets were offset by a full valuation allowance.

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2022 and December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021

Investments and Cash Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. treasury securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. treasury securities, or a combination thereof. The Company’s investments held in the Trust Account are presented on the Balance Sheet at fair value at the end of each reporting period. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At March 31, 2022 and December 31, 2021, the Company had $800,136,676 and $800,056,447, respectively, in the Trust Account which may be utilized for Business Combinations. At March 31, 2022 and December 31, 2021, the Trust Account consisted of money market funds, which are presented at fair value.

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

In addition, at March 31, 2022 and December 31, 2021, the Company had current liabilities of $89,649,812 and $104,929,383, respectively, and a working capital deficit of ($88,062,011) and ($103,149,599), respectively, the balances of which are primarily related to warrants we have recorded as liabilities as described in Notes 2 and 3. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after March 31, 2022 and amounts are continuing to accrue. In order to finance ongoing costs, the Sponsor or an affiliate of the Sponsor may, but are not obligated to, provide the Company with additional working capital via a Sponsor Loan (see Note 4). Additionally, the warrant liability will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.

Based on the foregoing, management believes that the Company will have sufficient borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its working capital needs through the earlier of the consummation of a Business Combination or one year from this filing. However, in connection with the company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and mandatory liquidation and subsequent dissolution raises substantial doubt about the company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 25, 2023. The financial statements do not include any adjustment that might be necessary if the company is unable to continue as a going concern. Management intends to complete the Business Combination prior to the liquidation date.

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

The Company paid an upfront underwriting discount of 2.00% ($15,000,000) of the per Unit offering price to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of 3.50% ($26,250,000) of the gross offering proceeds payable upon the Company’s completion of a Business Combination. As a result of the purchase of the Over-Allotment Option Units by the underwriters on April 22, 2021, the upfront and Deferred Discount increased to $16,000,000 and $28,000,000, respectively. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount. The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features do not qualify for equity classification in FASB ASC Topic 815-40 “Derivatives and Hedging – Contracts in Entity’s Own Equity.” The fair value of the public warrants at December 31, 2021 was a liability of $61,440,000. At March 31, 2022, the fair value has decreased to $50,720,000. The change in fair value of $10,720,000 is reflected as a gain in the statements of operations.

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

As of March 31, 2022 and December 31, 2021, the Class A Common Stock reflected on the balance sheet are reconciled in the following table. The accretion of carrying value to redemption value was fully recognized by June 30, 2021. There has been no additional accretion since:

	As of March 31, 2022	As of December 31, 2021
Gross proceeds	$800,000,000	$800,000,000
Less:
Proceeds allocated to public warrants	(14,880,000)	(14,880,000)
Class A shares issuance costs	(43,925,343)	(43,925,343)
Plus:
Accretion of carrying value to redemption value	58,805,343	58,805,343
Contingently redeemable Class A Common Stock	$800,000,000	$800,000,000

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

The sale of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

Sponsor Loan

Prior to the completion of the Public Offering, the Sponsor loaned the Company an aggregate of $300,000 by the issuance of an unsecured promissory note (the “Note”) issued by the Company in favor of the Sponsor to cover organization expenses and expenses related to the Public Offering. The Note was non-interest bearing and payable on the earlier of February 28, 2022 or the completion of the Public Offering. The Note was repaid upon completion of the Public Offering. This facility is no longer available.

On April 20, 2021, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for on-going operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) March 11, 2023 or (ii) the date on which the Company consummates the Business Combination. As of March 31, 2022, the net amount advanced by Sponsor to the Company was $2,500,000.

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

For the three months ended March 31, 2022 and March 31, 2021, the Company incurred and paid the affiliate $60,000 and $5,486, respectively.

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

6.       Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The Company’s effective tax rates differ from the federal statutory rate primarily due to the fair value on instruments treated as debt for U.S. GAAP and equity for tax purposes, which is not deductible for income tax purposes, for 2022.

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

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the period ended March 31, 2022. As of March 31, 2022, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

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

Warrants

The Company has determined that warrants issued in connection with its initial public offering in March 2021 are subject to treatment as a liability. The Company utilized a Monte Carlo simulation methodology to value the warrants for periods prior to public warrant trading and observable transactions for subsequent periods, with changes in fair value recognized in the statements of operations. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date and March 31, 2021 was derived from observable public warrant pricing on comparable ‘blank-check’ companies that recently went public.  At March 31, 2022, there were observable transactions in the Company’s public warrants. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. At March 31, 2022, the Public Warrants had adequate trading volume to provide a reliable indication of value. The Public Warrants were valued at $3.17 at March 31, 2022. The fair value of the Private Placement Warrants was deemed to be equal to the fair value of the Public Warrants because the Private Placement Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants.

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public and Private Warrants as of March 31, 2022, is classified as Level 1 and Level 2, respectively, due to the use of both observable inputs in an active market as well as quoted prices in active markets for similar assets and liabilities.

As of March 31, 2022, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $28.5 million and approximately $50.7 million, respectively, based on the closing price of GGPIW on that date of $3.17.

As of December 31, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $34.6 million and approximately $61.4 million, respectively, based on the closing price of GGPIW on that date of $3.84.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	March 31,	Active Markets	Inputs	Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Investments Held in Trust Account	$800,136,676	$800,136,676	$—	$—

Derivative warrant liabilities:
Public warrants	$(50,720,000)	$(50,720,000)	$—	$—

Private placement warrants	$(28,530,000)	$—	$(28,530,000)	$—

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Investments Held in Trust Account	$800,056,447	$800,056,447	$—	$—

Derivative warrant liabilities:
Public warrants	$(61,440,000)	$(61,440,000)	$—	$—
Private placement warrants	$(34,560,000)	$—	$(34,560,000)	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Level 1, 2, and 3 in the periods ended March 31, 2022 and 2021.

8.       Stockholders’ Deficit

Common Stock

The Company is authorized to issue 400,000,000 shares of Class A Common Stock, par value $0.0001 per share, and 40,000,000 shares of Class F Common Stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2022, and December 31, 2021 there were 80,000,000 shares of Class A Common Stock (all classified as temporary equity) and 20,000,000 shares of Class F Common Stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

9.       Risk and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. Additionally, various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a business combination and the value of the Company’s securities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

10.       Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited, interim, condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited, interim, condensed financial statements.

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

Recent Developments

Proposed Business Combination

On September 27, 2021, Gores Guggenheim, Inc. (the “Company”) entered into a Business Combination Agreement (as amended, the “Business Combination Agreement”), by and among the Company, Polestar Automotive Holding Limited, a Hong Kong incorporated company (“Parent”), Polestar Automotive (Singapore) Pte. Ltd., a private company limited by shares in Singapore (“Polestar Singapore”), Polestar Holding AB, a private limited liability company incorporated under the laws of Sweden (“Polestar Sweden”), Polestar Automotive Holding UK Limited, a limited company incorporated under the laws of England and Wales and a direct wholly owned subsidiary of Parent (“ListCo”), and PAH UK Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of ListCo (“Merger Sub”).

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

Termination

On April 21, 2022, the parties to the Business Combination Agreement entered into Amendment No. 3 to the Business Combination Agreement (“BCA Amendment No. 3”) to extend the Termination Date (as defined in the Business Combination Agreement) from May 27, 2022 to June 24, 2022. The Business Combination Agreement may be terminated at any time prior to the Closing by mutual written consent of the Company and Parent and in certain other circumstances, including if the Closing has not occurred on or prior to June 24, 2022 and the primary cause of the failure for the Closing to have occurred on or prior to such date is not due to a breach of the Business Combination Agreement by the party seeking to terminate.

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

March PIPE Subscription Agreements

In connection with the March PIPE Assignment (as defined below), on March 24, 2022, the Company and ListCo entered into subscription agreements (including, as applicable, amended and restated PIPE Subscription Agreements, the “March PIPE Subscription Agreements”) with the March PIPE Investors, which include certain affiliates and employees of Sponsor. Pursuant to the March PIPE Subscription Agreements, the March PIPE Investors have agreed to subscribe for approximately 2.8 million ListCo Class A ADSs (the “March PIPE Shares”) for an average price of approximately $9.57 per ListCo Class A ADS, reflecting an aggregate investment amount of approximately $27.2 million. The March PIPE Subscription Agreements are substantially similar to the PIPE Subscription Agreements.

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

On March 24, 2022, (i) Sponsor assigned a portion of its commitment to purchase ListCo Class A ADSs, in an aggregate investment amount equaling approximately $11.4 million (the “March Sponsor Assignment”), to certain investors and (ii) the Company, ListCo and Sponsor amended the Sponsor Subscription Agreement to reflect the March Sponsor Assignment. As a result, pursuant to the Sponsor Subscription Agreement, as amended, Sponsor has agreed to subscribe for approximately 891,000 ListCo Class A ADSs for a purchase price of $9.09 per ListCo Class A ADS on the date of Closing, for an aggregate investment of approximately $8.1 million. The Sponsor Subscription Agreement, as amended, is substantially similar to the PIPE Subscription Agreements (as defined below), except with regards to purchase price and that the Sponsor has the right to assign its commitment to purchase the ListCo Class A ADSs under the Sponsor Subscription Agreement in advance of the Closing.

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

Amendment of Volvo Cars Subscription Agreement

On December 17, 2021 (i) Snita assigned a portion of its commitment to purchase ListCo Class A ADSs, in an aggregate investment amount equaling approximately $73.0 million (the “Volvo Assignment,” and together with the Sponsor Assignment, the “PIPE Assignment”) to purchase the ListCo Class A ADSs to certain investors (the investors who were assigned commitments pursuant to the PIPE Assignment, collectively, the “New PIPE

Investors”) and (ii) the Company, ListCo and Snita amended the Volvo Car Subscription Agreement to reflect the Volvo Assignment. As a result, pursuant to the Volvo Cars Subscription Agreement, as amended, Snita agreed to subscribe for approximately 2.70 million ListCo Class A ADSs for a purchase price of $10.00 per ListCo Class A ADS on the date of Closing, for an aggregate investment of approximately $27.0 million. Pursuant to the Volvo Cars Subscription Agreement, Snita had the right to assign its commitment to purchase the ListCo Class A ADSs under the Volvo Cars Subscription Agreement in advance of the Closing.

On March 24, 2022 (i) Snita assigned to certain investors a portion of its commitment to purchase ListCo Class A ADSs, in an aggregate investment amount equaling approximately $15.8 million (the “March Volvo Assignment,” and together with the March Sponsor Assignment, the “March PIPE Assignment”) (the investors who collectively were assigned commitments in the March PIPE Assignment, the “March PIPE Investors”) and (ii) the Company, ListCo and Snita amended the Volvo Car Subscription Agreement to reflect the March Volvo Assignment. As a result, pursuant to the Volvo Cars Subscription Agreement, as amended, Snita has agreed to subscribe for approximately 1.1 million ListCo Class A ADSs for a purchase price of $10.00 per ListCo Class A ADS on the date of Closing for an aggregate investment of approximately $11.2 million. The Volvo Cars Subscription Agreement, as amended, is substantially similar to the PIPE Subscription Agreements, except with regards to purchase price and that Snita may, in accordance with the terms of the Volvo Cars Subscription Agreement, assign its commitment to purchase the ListCo Class A ADSs under the Volvo Cars Subscription Agreement in advance of the Closing.

Volvo Cars Preference Subscription Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, ListCo entered into a subscription agreement (the “Volvo Cars Preference Subscription Agreement”) with Snita (the “Volvo Cars Preference Subscriber”). Pursuant to the Volvo Cars Preference Subscription Agreement, the Volvo Cars Preference Subscriber agreed to subscribe for mandatory convertible preference shares of ListCo (the “ListCo Preference Shares”) for an aggregate subscription price of $10.00 per share, for an aggregate investment amount equal to approximately $498 million (the “Volvo Cars PIPE Investment Amount”). On March 24, 2022, ListCo and Snita entered into an amendment to the Volvo Cars Preference Subscription Agreement to increase the aggregate Volvo Cars Preference Investment Amount to $588,826,100. The proceeds of such subscription will be used to satisfy certain accounts payable that are or will be due and payable by certain subsidiaries of Parent to Volvo Cars. As of the date hereof, it is currently anticipated that all of the ListCo Preference Shares will convert into ListCo Class A Shares at Closing, in accordance with, and subject to, the terms of the ListCo Preference Shares.

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

Amendment to the Sponsor and Supporting Stockholders Lock-Up Agreement

On December 17, 2021, the parties to the Sponsor and Supporting Sponsor Stockholders Lock-Up Agreement entered into Amendment No. 1 to the Sponsor and Supporting Sponsor Stockholders Lock-Up Agreement (the “Lock-Up Agreement Amendment No.1”). The Lock-Up Agreement Amendment No.1 provides for amendments to the Sponsor and Supporting Sponsor Stockholders Lock-Up Agreement to increase the amount of the Company’s Class F Common Stock (“Company Class F Common Stock”) that will be cancelled by the Company in connection with the Closing from 1,501,651 shares of Company Class F Common Stock to 1,533,873 shares of Company Class F Common Stock.

On March 24, 2022, the parties to the Sponsor and Supporting Sponsor Stockholders Lock-Up Agreement entered into Amendment No. 2 to the Sponsor and Supporting Sponsor Stockholders Lock-Up Agreement (“Lock-Up Agreement Amendment No. 2”). Lock-Up Agreement Amendment No. 2 provides for amendments to the Sponsor and Supporting Sponsor Stockholders Lock-Up Agreement to increase the amount of Company Class F Common Stock (“Company Class F Common Stock”) that will be cancelled by the Company in connection with the Closing from 1,533,873 shares of Company Class F Common Stock to 1,540,835 shares of Company Class F Common Stock.

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

Amendment to the Registration Rights Agreement

On December 17, 2021, the parties to the Registration Rights Agreement entered into Amendment No. 1 to the Registration Rights Agreement (the “Registration Rights Agreement Amendment No.1”), to provide for certain administrative changes to reflect the BCA Amendment and the New PIPE Subscription Agreements.

On March 24, 2022, the parties to the Registration Rights Agreement entered into Amendment No. 2 to the Registration Rights Agreement (the “Registration Rights Agreement Amendment No.2”), to provide for certain administrative changes to reflect BCA Amendment No. 2 and the March PIPE Subscription Agreements.

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

Results of Operations

For the three months ended March 31, 2022 and 2021, we had net income/(loss) of $15,107,587 and ($1,368,136), of which $16,750,000 and ($470,000) is a non-cash gain/(loss) related to the change in fair value of the warrant liability. Our business activities during the quarter mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by March 25, 2023. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

As indicated in the accompanying unaudited financial statements, at March 31, 2022, we had $350,209 in cash and deferred offering costs of $28,000,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

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

Prior to the completion of the Public Offering, the Sponsor loaned the Company an aggregate of $300,000 by the issuance of an unsecured promissory note (the “Note”) issued by the Company in favor of the Sponsor to cover organization expenses and expenses related to the Public Offering. The Note was non-interest bearing and payable on the earlier of February 28, 2022 or the completion of the Public Offering. The Note was repaid upon completion of the Public Offering. This facility is no longer available.

On April 20, 2021, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for on-going operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) March 11, 2023 or (ii) the date on which the

Company consummates the Business Combination. As of March 31, 2022, the net amount advanced by Sponsor to the Company was $2,500,000.

As of March 31, 2022 and December 31, 2021, we had cash held outside of the Trust Account of approximately $350,209 and $302,504, respectively, which is available to fund our working capital requirements. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, subject to an annual limit of $900,000, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes.

At March 31, 2022 and December 31, 2021, the Company had current liabilities of $89,649,812 and $104,929,383 and working capital of ($88,062,011) and ($103,149,599), respectively, the balances of which are primarily related to warrants we have recorded as liabilities as described in Notes 2 and 3. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after March 31, 2022 and amounts are continuing to accrue. Additionally, the warrant liability will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.

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

As of March 31, 2022 and December 31, 2021, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $20,000 to an affiliate of the Sponsor for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the three months ended March 31, 2022 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of March 31, 2022, $800,136,676 (including accrued interest and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of March 31, 2022, investment securities in the Company’s Trust Account consist of $800,136,676 in money market funds. As of March 31, 2022, the effective annualized rate of return generated by our investments was approximately .0034%.

We have not engaged in any hedging activities during the three months ended March 31, 2022. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. While we have processes to identify and appropriately apply applicable accounting requirements, we have enhanced our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus filed with the SEC on March 24, 2021 and our Annual Report on Form 10-K filed with the SEC on March 4, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on March 24, 2021 or our Annual Report on Form 10-K filed with the SEC on March 4, 2022 except for the below.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules, may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including, without limitation, restrictions on the nature of our investments, restrictions on the issuance of securities, and restrictions on the enforceability of agreements entered into by us, each of which may make it difficult for us to complete our Business Combination. In addition, we may have imposed upon us burdensome requirements, including, without limitation, registration as an investment company with the SEC (which may be impractical and would require significant changes in, among other things, our capital structure); adoption of a specific form of corporate structure; and reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

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

The 2022 Proposed Rule under the Investment Company Act would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, there is uncertainty in the SEC’s view of the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule or otherwise falls outside of the other provisions of the safe harbor.

We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, the proceeds held in the trust account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering was not intended for persons seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Because we have invested only in permitted instruments, we believe we are not an investment company.

On September 27, 2021, we entered into a Business Combination Agreement, by and among the Company, Parent, Polestar Sweden and Merger Sub (the “Proposed Business Combination”). We may not be able to complete the Proposed Business Combination within the 24 month safe harbor period in the 2022 Proposed Rules. If our Proposed Business Combination is not completed, we may continue to try to complete a business combination with a different target by March 25, 2023. However, we may not be able to enter into such an agreement and complete a the related Business Combination within the safe harbor period of the 2022 Proposed Rules. In that casesuch events, we would not be able to rely on the safe harbor (should it be adopted) and instead would need to rely on the factors described above, and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination within the completion window, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares if we are unable to complete our initial business combination within the completion window.

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

Through March 31, 2022, we incurred approximately $44,757,840 for costs and expenses related to the Public Offering. At the closing of the Public Offering, we paid a total of $15,000,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $26,250,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. As a result of the purchase of the Over-Allotment Option Units by the underwriters on April 22, 2021, the upfront and Deferred Discount increased to $16,000,000 and $28,000,000, respectively. We paid the additional $1,000,000 of upfront underwriting discounts upon the purchase of the Additional Private Placement Warrants. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus filed with the SEC on March 24, 2021.

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

As of March 31, 2022, after giving effect to our Public Offering and our operations subsequent thereto, approximately $800,136,676 was held in the Trust Account, and we had approximately $350,209 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10‑Q.

Exhibit Number	Description
2.1

Business Combination Agreement, dated as of September 27, 2021, by and among Gores Guggenheim Inc., Polestar Automotive Holding Limited, Polestar Automotive (Singapore) Pte. Ltd., Polestar Holding AB, Inc., Polestar Automotive Holding UK Limited and PAH UK Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2021)

2.2

BCA Amendment, dated as of December 17, 2021, by and among Gores Guggenheim Inc., Polestar Automotive Holding Limited, Polestar Automotive (Singapore) Pte. Ltd., Polestar Holding AB, Inc., Polestar Automotive Holding UK Limited and PAH UK Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2021)

2.3

BCA Amendment No. 2, dated as of March 24, 2022, by and among Gores Guggenheim Inc., Polestar Automotive Holding Limited, Polestar Automotive (Singapore) Pte. Ltd., Polestar Holding AB, Inc., Polestar Automotive Holding UK Limited and PAH UK Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2022)

2.4

BCA Amendment No. 3, dated as of April 21, 2022, by and among Gores Guggenheim Inc., Polestar Automotive Holding Limited, Polestar Automotive (Singapore) Pte. Ltd., Polestar Holding AB, Inc., Polestar Automotive Holding UK Limited and PAH UK Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2022)

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

10.1

Registration Rights Agreement Amendment, dated March 24, 2022, among the Company, Gores Guggenheim Sponsor LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2022)

10.2	Lock-Up Agreement Amendment No. 2, dated March 24, 2022 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2022)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GORES GUGGENHEIM, INC.

Date: May 16, 2022	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)